Form 10-Q
period 2011-12-31
Vanguard Energy Corp
filed 2012-02-14
CIK 1497649

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2011

☐ Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission File Number:  None

VANGUARD ENERGY CORPORATION
 (Exact name of registrant as specified in its charter)

COLORADO	27-2888719
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1330 Post Oak Blvd., Suite 1600
Houston, Texas 77056
(Address of principal executive offices, including Zip Code)

(713) 627-2500
(Issuer’s telephone number, including area code)
_____________________________
(Former name or former address if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐    No ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:   12,700,822 shares of common stock as of January 31, 2012.

VANGUARD ENERGY CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
ASSETS	2011	2011
	(Unaudited)
Current assets
Cash and cash equivalents	$3,860,848	$453,243
Accounts receivable	359,936	257,147
Other assets	26,579	4,428
Total current assets	4,247,363	714,818

Property and equipment
Oil and gas, on the basis of full cost accounting
Proved properties	3,981,341	3,606,967
Unproved properties and properties under
development, not being amortized	1,425,390	619,679
Furniture and equipment	2,014	2,014
Less: accumulated depreciation, depletion and amortization	(386,602)	(264,657)
Total property and equipment	5,022,143	3,964,003

Debt issuance costs	285,529	338,345
Other assets	7,395	527,886

Total assets	$9,562,430	$5,545,052

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$582,700	$180,031
Other liabilities	113,499	75,056
Current portion of notes payable, net of discount of $820,904 and $0	2,579,096	-
Current portion of conversion feature liability	678,788	-
Total current liabilities	3,954,083	255,087

Notes payable, net of discount of $0 and $1,066,539	-	2,333,461
Participation liability	1,045,182	1,172,315
Conversion feature liability	-	720,593
Warrant liabilities	367,505	400,319
Asset retirement obligations	25,772	24,629

Total liabilities	5,392,542	4,906,404

Commitments and contingencies	-	-

Stockholders' equity
Preferred stock, $0.00001 par value; 5,000,000 shares
authorized, none issued or outstanding	-	-
Common stock, $0.00001 par value; 50,000,000 shares authorized,
12,695,822 and 7,865,822 shares issued and outstanding	127	79
Additional paid-in capital	5,379,922	1,866,110
Accumulated deficit	(1,210,161)	(1,227,541)

Total stockholders' equity	4,169,888	638,648

Total liabilities and stockholders' equity	$9,562,430	$5,545,052

The accompanying notes are an integral part of these consolidated financial statements.

VANGUARD ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months	Three Months
	Ended	Ended
	December 31, 2011	December 31, 2010
	(Unaudited)	(Unaudited)
Revenues
Oil and gas sales	$745,171	$-

Costs and expenses
Lease operating expense	99,096	-
Production taxes	34,343	-
Depreciation, depletion and amortization	121,945	-
Asset retirement obligation accretion	1,143	-
General and administrative	300,439	98,590
Other	432	45,593
Total costs and expenses	557,398	144,183

Income (loss) from operations	187,773	(144,183)

Other income (expense)
Interest income	532	465
Interest expense	(245,544)	(31,204)
Change in fair value of warrant and conversion
feature liabilities	74,619	2,523
Total other income (expense)	(170,393)	(28,216)

Income (loss) before income taxes	17,380	(172,399)

Provision for income taxes	-	-

Net income (loss)	$17,380	$(172,399)

Earnings (loss) per share – Basic and diluted	$0.00	$(0.03)

The accompanying notes are an integral part of these consolidated financial statements.

VANGUARD ENERGY CORPORATION
STATEMENTS OF CASH FLOWS

	Three Months	Three Months
	Ended	Ended
	December 31, 2011	December 31, 2010
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net income (loss)	$17,380	$(172,399)
Adjustments to reconcile net loss to net cash from
operating activities:
Depreciation, depletion and amortization	121,945	-
Amortization of debt issuance costs	52,816	47,206
Asset retirement obligation accretion	1,143	-
Amortization of long-term debt discount	202,781	1,165
Accretion of participation liability	27,377	-
Stock-based compensation expense	15,000	-
Change in fair value of warrant and conversion
feature liabilities	(74,619)	(2,523)
Change in operating assets and liabilities:		-
Accounts receivable	(102,789)	340
Other assets	(26,951)	50,000
Accounts payable	47,548	96,952
Other liabilities	(73,213)	88,085
Net cash from operating activities	208,418	108,826

Cash flows from investing activities
Purchase of oil and gas properties	-	(309,247)
Capital expenditures on oil and gas properties	(824,964)	(919,639)
Net cash from investing activities	(824,964)	(1,228,886)

Cash flows from financing activities
Debt issuance costs	-	(422,524)
Pre-issuance equity offering costs	(199,849)	-
Proceeds from issuance of common stock and warrants	4,224,000	-
Repayment of note payable	-	(642,753)
Proceeds from issuance of notes payable	-	3,400,000
Net cash from financing activities	4,024,151	2,334,723

Net change in cash and cash equivalents	3,407,605	1,214,663

Cash and cash equivalents
Beginning of period	453,243	156,936

End of period	$3,860,848	$1,371,599

The accompanying notes are an integral part of these financial statements.

VANGUARD ENERGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION

These consolidated financial statements of Vanguard Energy Corporation (Vanguard or the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). In the opinion of management, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to a fair statement of the results for the interim periods. Certain information, accounting policies and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to Securities and Exchange Commission (SEC) rules and regulations. These financial statements should be read in conjunction with the audited financial statements as of September 30, 2011.

On December 2, 2011 the Company sold 4,800,000 units in an initial public offering at a price of $1.00 per unit.  Each unit consisted of one share of the Company's common stock and one Class A warrant.  Each Class A warrant entitles its holder to purchase one share of the Company's common stock at an exercise price of $1.50.  The Class A warrants are exercisable at any time on or before November 29, 2016.  The underwriters for the offering were paid a commission of $432,000 (9% of the gross offering proceeds) and a non-accountable expense allowance of $144,000 (3% of the gross offering proceeds). The underwriters also received warrants to purchase up to 480,000 units.  Proceeds from the IPO were approximately $3,498,900 net of the underwriters’ discount and offering expenses.

During the quarter ended December 31, 2011, the Company issued 15,000 shares of restricted stock for investor relations consulting services.

Following the above issuances of common stock, the Company has 12,695,822 shares issued and outstanding as of December 31, 2012.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

As of December 31, 2011, Vanguard’s significant accounting policies are consistent with those discussed in the audited financial statements as of September 30, 2011.

Earnings (Loss) Per Share – Basic earnings (loss) per share have been calculated based upon the weighted-average number of common shares outstanding.  The weighted-average number of common shares outstanding used in the computations of earnings (loss) per share was 9,410,502 for the three-month period ended December 31, 2011 and 5,912,500 for the three-month period ended December 31, 2010. The calculation of diluted weighted-average shares outstanding for the three-month periods ended December 31, 2011 and 2010 excludes 9,070,000 shares and 2,663,332 shares, respectively, issuable pursuant to outstanding warrants, stock options and debt conversion features because their effect is anti-dilutive.

Recently Issued Accounting Pronouncements – In April 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2010-13. ASU 2010-13 provides amendments to Topic 718, Stock Compensation, to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity's equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in ASU No. 2010-13 are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The amendments in ASU No. 2010-13 should be applied by recording a cumulative-effect adjustment to the opening balance of retained earnings. The cumulative-effect adjustment should be calculated for all awards outstanding as of the beginning of the fiscal year in which the amendments are initially applied, as if the amendments had been applied consistently since the inception of the award. The cumulative-effect adjustment should be presented separately. Earlier application is permitted. The Company’s adoption of the new guidance did not have a material effect on the Company’s consolidated financial statements.

VANGUARD ENERGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

In December 2010, the FASB issued ASU 2010-28 which amends Intangibles—Goodwill and Other. The ASU modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting entities, they are required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. An entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. The qualitative factors are consistent with the existing guidance, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances changes that would more likely than not reduce the fair value of a reporting unit below its carrying amount. ASU 2010- 28 is effective for fiscal years, and interim periods within those years beginning after December 15, 2010. The adoption of this guidance is not expected to have a material impact on the Company's financial statements.

In December 2010, the FASB issued ASU 2010-29 which address diversity in practice concerning the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations. This ASU specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. This ASU also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. ASU 2010-29 is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. The adoption of this guidance is not expected to have a material impact on the Company's financial statements.

In May 2011, the FASB issued ASU 2011-04, which clarifies some existing concepts, eliminates wording differences between U.S. GAAP and International Financial Reporting Standards (“IFRS”), and in some limited cases, changes some principles to achieve convergence between U.S. GAAP and IFRS. ASU 2011-04 is effective for the Company beginning after December 15, 2011. The adoption of this guidance did not have a material impact on the Company's financial statements.

In June 2011, the FASB issued new accounting guidance related to the presentation of comprehensive income in consolidated financial statements. The new accounting guidance requires the presentation of the components of net income and other comprehensive income either in a single continuous financial statement, or in two separate but consecutive financial statements. The accounting standard eliminates the option to present other comprehensive income and its components as part of the statement of stockholders’ equity. This standard is effective for fiscal years beginning after December 15, 2011, including interim periods, and early adoption is permitted.

In September 2011, the FASB issued ASU 2011-08, which permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. ASU 2011-08 is effective for fiscal years beginning after December 15, 2011. The adoption of this guidance is not expected to have a material impact on the Company's financial statements.

VANGUARD ENERGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3 – OIL AND GAS ACQUISITIONS

By agreement dated March 15, 2011, the Company entered into a farmout agreement with an unrelated third party pertaining to a 100-acre lease in the Batson Dome Field. As of December 31, 2011 the Company was drilling two wells on the lease. Pursuant to the farmout agreement the Company has the option of drilling additional wells on the lease; provided however, that if it does not drill at least six wells in any twelve month period the right to drill any additional wells on the lease will terminate. The estimated cost of drilling and completing any well on this lease is approximately $500,000.

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

NOTE 4 – LONG-TERM DEBT

In December 2010, the Company completed the issuance of $3,400,000 in Convertible Promissory Notes, due and payable on October 31, 2012 and convertible, at the holder’s option, into common stock of the Company at $1.00 per share at any time after April 30, 2011.  The Convertible Promissory Notes bear interest at 8% per year, payable quarterly.  In addition, the note holders were issued 1,700,000 Series A warrants to purchase the Company’s common stock at $4.00 per share any time on or before October 31, 2014 and were additionally granted a twenty percent (20%) net profits interest payable quarterly from any net profits generated from wells drilled and completed with the proceeds of the notes.  The notes are secured by the oil and gas leases acquired, and any oil or gas wells drilled on the leases, with the proceeds from the sale of the notes.  The net proceeds of the notes were used to retire the 90-day notes issued for the purchase of the Batson Dome Field, drill new wells on the acquired field and provide for corporate working capital.

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

Direct costs of $400,051 were incurred in connection with the issuance of the Convertible Promissory Notes.  The Company also issued the placement agent Series B warrants for the purchase of up to 340,000 shares of common stock at a price of $1.20 per share at any time prior to October 31, 2014, 170,000 shares of common stock at a price of $4.00 per share at any time prior to October 31, 2014, and 453,322 shares of common stock at a price of $0.10 per share at any time prior to March 31, 2011.  As of December 31, 2011, 453,322 warrants have been exercised. The warrants also provide for adjustment to their exercise prices similar to potential adjustment to the conversion price of the notes discussed above.

VANGUARD ENERGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company’s gross outstanding balance of the Convertible Promissory Notes was $3,400,000 as of December 31, 2011.  As of December 31, 2011, the unamortized discount on the Convertible Promissory Notes totaled $820,904.  Interest expense for the amortization of debt issuance cost and discount on the notes was $255,597 for the three-month period ended December 31, 2011.  The effective interest rate of the Convertible Promissory Notes (net of the participation liability discussed below) was 57.2% as of December 31, 2011.

The note holder’s twenty percent (20%) net profits interest granted with the issuance of the Convertible Promissory Notes is owned by Vanguard Net Profits, LLC, a Texas limited liability company (the “Fund”). The Company has a 1% interest in the Fund and is the Fund’s manager on behalf of the notes holders who own the remaining interest.

The Company has recognized a participation liability related to the net profits interest granted.  This participation liability is reflected in the liability section of the balance sheet at its estimated fair value of $1,045,182 as of December 31, 2011. The Company estimated the fair value of the participation liability utilizing a present value factor of 10 applied to proved developed reserves associated with the wells drilled and completed with the proceeds of the notes.  At any time, the Company may purchase the net profits interests held by the Fund for $3,400,000.

The Company incurred expense associated with the net profits interest granted during the three months ended December 31, 2011 of $27,377. This amount is reported as interest expense in the statement of operations. The Company also made payments of $111,656 under this arrangement during the three month period ended December 31, 2011.

NOTE 5 – INCOME TAXES

The Company estimates its annual effective income tax rate in recording its quarterly provision for income taxes in the various jurisdictions in which the Company operates. Statutory tax rate changes and other significant or unusual items are recognized as discrete items in the quarter in which they occur. The Company recorded $0 in income tax expense for the three month period ended December 31, 2011 because the Company estimates it will record no income tax expense for the year ended September 30, 2012.  The Company recorded $0 in income tax expense for the three-month period ended December 31, 2010.  The Company has a valuation allowance that fully offsets deferred tax assets.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

The Company’s material future contractual obligations as of December 31, 2011 were as follows:

	Total	2012	2013	2014	Thereafter

Convertible notes	$3,400,000	$3,400,000	--	--	--
Office leases	$29,500	$29,500	--	--	--
Drilling commitment - Exxon/Mobil farmount	$1,000,000	$1,000,000	--	--	--

Except for the above, the Company has no contractual capital commitments outstanding at December 31, 2011.  Management estimates the Company will spend approximately $3,500,000 during the remainder of fiscal year 2012 for drilling and completing wells in the Batson Dome Field and various other projects.

VANGUARD ENERGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 7 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table summarizes the financial liabilities measured at fair value on a recurring basis as of December 31, 2011 and September 30, 2011:

	Level	December 31, 2011	September 30, 2011
Participation liability	3	$1,045,182	$1,172,315
Conversion feature liability	3	678,788	720,593
Warrant liabilities	3	367,505	400,319
Total liabilities		$2,091,475	$2,293,227

See Note 4 for information concerning the Participation and Conversion feature liabilities.

Assets and liabilities that are not recognized or disclosed on a recurring basis include those measured at fair value in a business combination and the initial recognition of asset retirement obligations.

The following table presents a reconciliation of those liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Participation Liability	Conversion Feature Liability	Warrant Liabilities	Total

Balance at September 30, 2011	$1,172,315	$720,593	$400,319	$2,293,227
Purchases, issuances and settlements	(154,510)	-	-	(154,510)
(Gains) losses included in earnings	27,377	(41,805)	(32,814)	(47,242)

Balance at December 31, 2011	$1,045,182	$678,788	$367,505	$2,091,475

NOTE 8 – SUPPLEMENTAL CASH FLOW INFORMATION

	Three Months	Three Months
	Ended	Ended
	December 31, 2011	December 31, 2010

Interest paid	$68,000	$33,942
Interest capitalized (non-cash)	105,430	51,109
Noncash investing and financing activities:
Capital expenditures included in accounts payable	355,121	-
Issuance of notes payable for oil and gas	-	357,085
Issuance of warrants to placement agent	-	143,948
Issuance of restricted shares	15,000	-

*  *  *  *  *

FORWARD LOOKING STATEMENTS

The information contained in this Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve risks and uncertainties, including among other things, statements regarding our capital needs, business strategy and expectations. Any statement which does not contain a historical fact may be deemed to be a forward-looking statement. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. In evaluating forward looking statements, you should consider various factors outlined in our latest Form 10-K, filed with the U.S. Securities Exchange Commission (“SEC”) on December 30, 2011, and, from time to time, in other reports we file with the SEC. These factors may cause our actual results to differ materially from any forward-looking statement. We disclaim any obligation to publicly update these statements, or disclose any difference between our actual results and those reflected in these statements.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATION

The following discussion analyzes and summarizes the results of our operations and our financial condition for the three months ended December 31, 2011 and 2010. This discussion and analysis should be read in conjunction with our financial statements for the three months ended December 31, 2011 and 2010, included with this report.

Results of Operations

We were incorporated in Colorado on June 21, 2010 and commenced operations on July 19, 2010. We are in the early stages of implementing our business plan.

During the three months ended December 31, 2010 we did not generate any revenue. Accordingly, a comparison of our operating results for the three months ended December 31, 2011 with the three months ended December 31, 2010 would not be meaningful.

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

 In December 2010, we acquired two producing and three shut-in oil wells in the Batson Dome Field. As of January 31, 2012, the two wells were producing approximately one barrel of oil per day, net to our 63% net revenue interest. As of January 31, 2012, one shut-in well was being reworked. We estimate the costs of reworking the shut-in wells will be $375,000. As of January 31, 2012, we had drilled and completed five wells in the Batson Dome Field. Our share of the costs of drilling and completing these wells was approximately $2,800,000.

As of January 31, 2012, these five wells were collectively producing approximately 125 barrels of oil per day. Each of these wells has shown multiple potentially productive zones at depths ranging from 2,100 to 3,700 feet.

Operating expenses requiring cash for the three months ended December 31, 2011 consisted primarily of:

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

In December 2011 we sold 4,800,000 units in an initial public offering at a price of $1.00 per unit. Net proceeds to us from this offering, after payment of the underwriting discounts and offering expenses, were approximately $3,498,900. Each unit consisted of one share of common stock and one Class A warrant. Each Class A warrant entitles its holder to purchase one share of common stock at an exercise price of $1.50. The Class A warrants are exercisable at any time on or before November 29, 2016.

Our sources and (uses) of funds for the three months ended December 31, 2011 and 2010 were:

	Three Months Ended December 31,
	2011	2010

Cash provided in operations	$208,418	$108,826
Acquisition of oil properties and equipment	-	(309,247)
Drilling and completion costs	(824,964)	(919,639)
Debt issuance costs	-	(422,524)
Pre-issuance equity offering costs	(199,849)	-
Sale of common stock and warrants	4,224,000	-
Repayment of notes(1)	-	(642,753)
Proceeds from sale of convertible notes	-	3,400,000
__________
(1)	These notes were issued during 2010 in connection with the acquisition of leases in the Batson Dome field.

As of December 31, 2011, our operating expenses were approximately $105,000 per month, which amount includes salaries and other corporate overhead, but excludes lease operating expenses.

By agreement dated March 15, 2011, we entered into a farmout agreement with an unrelated third party pertaining to a 100-acre lease in the Batson Dome Field. As of January 31, 2012 we were drilling two wells on the lease. Pursuant to the farmout agreement we have the option of drilling additional wells on the lease, subject to certain conditions. We estimate the cost of drilling and completing any well on this lease will be approximately $600,000.

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

We plan, over the next 12 months, to drill and, if warranted, complete oil wells in the Batson Dome Field. We estimate that our share of cost of drilling and completing wells on our leases in the Batson Dome Field will be approximately $540,000 per well and that the cost of drilling and completing wells subject to the March 15, 2011 farmout agreement will be  approximately $600,000 per well.

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

Other than as disclosed above, we do not know of any:

•	Trends, demands, commitments, events or uncertainties that will result in, or that are reasonably likely to result in, any material increase or decrease in our liquidity; or

•	Significant changes in our expected sources and uses of cash.

Contractual Obligations

Our material future contractual obligations as of December 31, 2011 were as follows:

	Total	2012	2013	2014	Thereafter

Convertible notes	$3,400,000	$3,400,000	--	--	--
Office leases	$29,500	$29,500	--	--	--
Drilling commitment - Exxon/Mobil farmount	$1,000,000	$1,000,000	--	--	--

Critical Accounting Policies and New Accounting Pronouncements

See Note 2 to the financial statements included as part of our annual report  on Form 10-K, filed with the Securities and Exchange Commission on December 30, 2011, for a description of our critical accounting policies and the potential impact of the adoption of any new accounting pronouncements.

ITEM 4.  CONTROLS AND PROCEDURES.

(a)           We maintain a system of controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (“1934 Act”), is recorded, processed, summarized and reported within time periods specified in the SEC's rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the 1934 Act is accumulated and communicated to our management, including our Principal Executive and Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  As of December 31, 2011, our Principal Executive and Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures.  Based on that evaluation, our Principal Executive and Financial Officer concluded that our disclosure controls and procedures were effective.

(b)           Changes in Internal Controls.  There were no changes in our internal control over financial reporting during the quarter ended December 31, 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Initial Public Offering

In December 2011 we sold 4,800,000 units in an initial public offering at a price of $1.00 per unit. Each unit consisted of one share of our common stock and one Class A warrant. Each Class A warrant entitles its holder to purchase one share of common stock at an exercise price of $1.50. The Class A warrants are exercisable at any time on or before November 29, 2016.

The units were registered by means of a Registration Statement on Form S-1, (Commission file no. 333-174194) which was declared effective by the Securities and Exchange Commission on November 14, 2011. Although the registration statement originally registered 6,000,000 units, the offering closed on December 2, 2011 with the sale of 4,800,000 units. Paulson Investment Company, Inc. and Neidiger, Tucker, Bruner, Inc. were the underwriters for the offering.

The expenses associated with our December 2011 public offering were:

Underwriting Commissions	$432,000
Underwriters’ Expense Allowance	144,000
Legal	165,000
Accounting	136,600
Blue Sky Filings	128,800
Printing	150,700
Other	144,000
$1,301,100

None of the offering expenses were paid directly or indirectly to any of our directors or officers or their associates; to person owning 10% or more of any class of our equity securities; or to any of our affiliates.

As of December 31, 2011 we had used approximately $638,500 of the net proceeds of the offering for drilling and completing oil wells.

None of the offering proceeds were paid directly or indirectly to any of our directors or officers or their associates: to person owning 10% or more of any class of our equity securities; or to any of our affiliates.

Issuance of Restricted Stock

During the three months ended December 31, 2011 we issued 15,000 shares of our common stock to a consultant for investor relations services.

We relied upon the exemption provided by Section 4(2) of the Securities Act of 1933 with respect to the issuance of these shares.  The person who acquired these shares was a sophisticated investor and was provided full information regarding our business and operations.  There was no general solicitation in connection with the offer or sale of these securities.  The person who acquired these shares acquired them for its own account.  The certificate representing these shares bears a restricted legend providing that they cannot be sold except pursuant to an effective registration statement or an exemption from registration.  No commission or other form of remuneration was given to any person in connection with the issuance of these shares.

ITEM 6.  EXHIBITS

Exhibits

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VANGUARD ENERGY CORPORATION

February 10, 2012	By:	/s/ Warren Dillard
Warren Dillard
Chief Executive Officer