Form 10-Q
period 2012-03-31
Vanguard Energy Corp
filed 2012-05-10
CIK 1497649

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012

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

Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☑   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐   No  ☑

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:   12,710,409 shares of common stock as of April 30, 2012.

VANGUARD ENERGY CORPORATION
CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,
ASSETS	2012	2011
	(Unaudited)
Current assets
Cash and cash equivalents	$2,256,932	$453,243
Accounts receivable	394,168	257,147
Other assets	23,167	4,428
Total current assets	2,674,267	714,818

Property and equipment
Oil and gas, on the basis of full cost accounting
Proved properties	6,144,103	3,606,967
Unproved properties and properties under
development, not being amortized	780,520	619,679
Furniture and equipment	3,544	2,014
Less: accumulated depreciation, depletion and amortization	(576,500)	(264,657)
Total property and equipment	6,351,667	3,964,003

Debt issuance costs	232,713	338,345
Other assets	12,195	527,886

Total assets	$9,270,842	$5,545,052

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$232,182	$180,031
Other liabilities	134,089	75,056
Current portion of notes payable, net of discount of $604,191 and $0	2,795,809	-
Current portion of conversion feature liability	339,210	-
Total current liabilities	3,501,290	255,087

Notes payable, net of discount of $0 and $1,066,539	-	2,333,461
Participation liability	964,619	1,172,315
Conversion feature liability	-	720,593
Warrant liabilities	298,594	400,319
Asset retirement obligations	67,084	24,629

Total liabilities	4,831,587	4,906,404

Commitments and contingencies	-	-

Stockholders' equity
Preferred stock, $0.00001 par value; 5,000,000 shares authorized, none issued or outstanding	-	-
Common stock, $0.00001 par value; 50,000,000 shares authorized, 12,710,409 and 7,865,822 shares issued and outstanding	127	79
Additional paid-in capital	5,394,922	1,866,110
Accumulated deficit	(955,794)	(1,227,541)

Total stockholders' equity	4,439,255	638,648

Total liabilities and stockholders' equity	$9,270,842	$5,545,052

The accompanying notes are an integral part of these consolidated financial statements.

VANGUARD ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,		Six Months Ended March 31,
	2012	2011	2012	2011
	(Unaudited)	(Unaudited)	(Unaudited)
Revenues
Oil and gas sales	$862,505	$397,915	$1,607,676	$397,915

Costs and expenses
Lease operating expense	138,540	30,517	237,636	30,517
Production taxes	39,744	18,013	74,087	18,013
Depreciation, depletion and amortization	189,899	49,271	311,844	49,271
Asset retirement obligation accretion	974	1,052	2,117	1,052
General and administrative	401,932	524,788	702,371	623,378
Other	194	1,520	626	47,113
Total costs and expenses	771,283	625,161	1,328,681	769,344

Income (loss) from operations	91,222	(227,246)	278,995	(371,429)

Other income (expense)
Interest income	1,180	361	1,712	826
Interest expense	(246,524)	(165,231)	(492,068)	(196,435)
Change in fair value of warrant and conversion feature liabilities	408,489	(848,972)	483,108	(846,449)
Total other income (expense)	163,145	(1,013,842)	(7,248)	(1,042,058)

Income (loss) before income taxes	254,367	(1,241,088)	271,747	(1,413,487)

Provision for income taxes	-	-	-	-

Net income (loss)	$254,367	$(1,241,088)	$271,747	$(1,413,487)

Earnings (loss) per share – Basic	$0.02	$(0.18)	$0.02	$(0.22)
Weighted average number of common shares	12,705,561	7,042,837	11,062,946	6,468,301

Earnings (loss) per share – Diluted	$0.02	$(0.18)	$0.02	$(0.22)
Weighted average number of common and potential common shares	12,798,420	7,042,837	11,109,375	6,468,301

The accompanying notes are an integral part of these consolidated financial statements.

VANGUARD ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months	Six Months
	Ended	Ended
	March 31, 2012	March 31, 2011
	(Unaudited)
Cash flows from operating activities
Net income (loss)	$271,747	$(1,413,487)
Adjustments to reconcile net income (loss)
to net cash from operating activities:
Depreciation, depletion and amortization	311,844	49,271
Amortization of debt issuance costs	105,632	100,065
Asset retirement obligation accretion	2,117	1,052
Amortization of debt discount	419,494	55,129
Accretion of participation liability	52,189	-
Stock-based compensation expense	30,000	243,731
Change in fair value of warrant and conversion
feature liabilities	(483,108)	846,449
Change in operating assets and liabilities:
Accounts receivable	(137,021)	(325,382)
Other assets	(28,339)	47,405
Accounts payable	(87,462)	85,900
Other liabilities	(181,524)	111,261
Net cash from operating activities	275,569	(198,606)

Cash flows from investing activities
Purchase of furniture and equipment	(1,531)	-
Purchase of oil and gas properties	-	(309,247)
Capital expenditures on oil and gas properties	(2,494,500)	(2,043,355)
Net cash from investing activities	(2,496,031)	(2,352,602)

Cash flows from financing activities
Debt issuance costs	-	(422,774)
Equity offering costs	(199,849)	(108,143)
Proceeds from issuance of common stock and warrants	4,224,000	1,340,055
Proceeds from exercise of warrants	-	45,289
Repayment of note payable	-	(642,753)
Proceeds from issuance of notes payable	-	3,400,000
Net cash from financing activities	4,024,151	3,611,674

Net change in cash and cash equivalents	1,803,689	1,060,466

Cash and cash equivalents
Beginning of period	453,243	156,936

End of period	$2,256,932	$1,217,402

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

During the three and six-month periods ended March 31, 2012, the Company issued 14,587 and 29,587 shares, respectively, of restricted stock for investor relations consulting services.

Following the above issuances of common stock, the Company has 12,710,409 shares issued and outstanding as of March 31, 2012.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

As of March 31, 2012, Vanguard’s significant accounting policies are consistent with those discussed in the audited financial statements as of September 30, 2011.

Earnings (Loss) Per Share – Basic earnings (loss) per share have been calculated based upon the weighted-average number of common shares outstanding.  Diluted earnings (loss) per share have been calculated based upon the weighted-average number of common and potential common shares. The calculation of diluted weighted-average shares outstanding for the three and six-month periods ended March 31, 2012 excludes 7,260,000 shares and for the three and six-month periods ended March 31, 2011 excludes 4,710,000 shares issuable pursuant to outstanding warrants, stock options and debt conversion features because their effect is anti-dilutive.

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

In December 2010, the FASB issued ASU 2010-29, which address diversity in practice concerning the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations. This ASU specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. This ASU also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. ASU 2010-29 is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. The adoption of this guidance is not expected to have a material impact on the Company's financial statements.

In May 2011, the FASB issued ASU 2011-04, which clarifies some existing fair value measurement concepts, eliminates wording differences between U.S. GAAP and International Financial Reporting Standards (“IFRS”), and in some limited cases, changes some fair value measurement principles to achieve convergence between U.S. GAAP and IFRS. ASU 2011-04 is effective for the Company beginning after December 15, 2011. The adoption of this guidance did not have a material impact on the Company's financial statements.

NOTE 3 – OIL AND GAS ACQUISITIONS

By agreement dated March 15, 2011, the Company entered into a farmout agreement with an unrelated third party pertaining to a 100-acre lease in the Batson Dome Field. As of March 31, 2012, the Company had drilled two wells on the lease. Pursuant to the farmout agreement the Company has the option of drilling additional wells on the lease; provided however, that if it does not drill at least six wells in any twelve month period the right to drill any additional wells on the lease will terminate. The estimated cost of drilling and completing any well on this lease is approximately $500,000.

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

Direct costs of $400,051 were incurred in connection with the issuance of the Convertible Promissory Notes.  The Company also issued the placement agent Series B warrants for the purchase of up to 340,000 shares of common stock at a price of $1.20 per share at any time prior to October 31, 2014, 170,000 shares of common stock at a price of $4.00 per share at any time prior to October 31, 2014, and 453,322 shares of common stock at a price of $0.10 per share at any time prior to March 31, 2011.  As of March 31, 2012, 453,322 warrants have been exercised. The warrants also provide for adjustment to their exercise prices similar to potential adjustment to the conversion price of the notes discussed above.

The Company’s gross outstanding balance of the Convertible Promissory Notes was $3,400,000 as of March 31, 2012.  As of March 31, 2012, the unamortized discount on the Convertible Promissory Notes totaled $604,191.  Interest expense for the amortization of debt issuance cost and discount on the notes was $269,529 and $525,126, respectively, for the three and six-month periods ended March 31, 2012. The effective interest rate of the Convertible Promissory Notes (net of the participation liability discussed below) was 55.6% as of March 31, 2012.

The note holder’s twenty percent (20%) net profits interest granted with the issuance of the Convertible Promissory Notes is owned by Vanguard Net Profits, LLC, a Texas limited liability company (the “Fund”). The Company has a 1% interest in the Fund and is the Fund’s manager on behalf of the notes holders who own the remaining interest.

The Company has recognized a participation liability related to the net profits interest granted.  This participation liability is reflected in the liability section of the balance sheet at its estimated fair value of $964,619 as of March 31, 2012. The Company estimated the fair value of the participation liability utilizing a present value factor of 10 applied to proved developed reserves associated with the wells drilled and completed with the proceeds of the notes.  At any time, the Company may purchase the net profits interests held by the Fund for $3,400,000.

The Company incurred expense associated with the net profits interest granted during the three and six-month periods ended March 31, 2012 of $24,812 and $52,189, respectively. This amount is reported as interest expense in the statement of operations. The Company also made payments under this arrangement of $105,374 and $217,030, respectively, during the three and six-month periods ended March 31, 2012.

NOTE 5 – INCOME TAXES

The Company estimates its annual effective income tax rate in recording its quarterly provision for income taxes in the various jurisdictions in which the Company operates. Statutory tax rate changes and other significant or unusual items are recognized as discrete items in the quarter in which they occur. The Company has not recorded any income tax expense because the Company estimates it will not have taxable income for the current fiscal year.  The Company has a valuation allowance that fully offsets deferred tax assets.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

The Company’s material future contractual obligations as of March 31, 2012 were as follows:

	Total	2012	2013	2014	Thereafter

Convertible notes	$3,400,000	$3,400,000	--	--	--
Office leases	$29,500	$29,500	--	--	--
Drilling commitment -Exxon/Mobil farmout	$1,000,000	$1,000,000	--	--	--

Except for the above, the Company has no contractual capital commitments outstanding at March 31, 2012.  Management estimates the Company will spend approximately $2,700,000 during the remainder of fiscal year 2012 for drilling and completing wells in the Batson Dome Field and various other projects.

NOTE 7 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table summarizes the financial liabilities measured at fair value on a recurring basis as of March 31, 2012 and September 30, 2011:

	Level	March 31, 2012	September 30, 2011

Participation liability	3	$964,619	$1,172,315
Conversion feature liability	3	339,210	720,593
Warrant liabilities	3	298,594	400,319

Total liabilities		$1,602,423	$2,293,227

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

The following table presents a reconciliation of those liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Participation Liability	Conversion Feature Liability	Warrant Liabilities	Total

Balance at September 30, 2011	$1,172,315	$720,593	$400,319	$2,293,227
Purchases, issuances and settlements	(259,885)	-	-	(259,885)
(Gains) losses included in earnings	52,189	(381,383)	(101,725)	(430,919)

Balance at March 31, 2012	$964,619	$339,210	$298,594	$1,602,423

NOTE 8 – SUPPLEMENTAL CASH FLOW INFORMATION

	Six Months	Six Months
	Ended	Ended
	March 31, 2012	March 31, 2011

Interest paid	$136,000	$33,444
Interest capitalized (non-cash)	221,247	134,186
Noncash investing and financing activities:
Capital expenditures included in accounts payable	139,613	251,861
Issuance of notes payable for oil and gas	-	357,085
Warrant liability settled on exercise	-	136,015
Recognition of liabilities for issuance of:
Series A warrants	-	1,188
Series B warrants	-	143,948
Series C warrants	-	274,516
Series D warrants	-	49,385
Recognition of conversion feature liability	-	26,771
Recognition of participation liability	-	737,886
Asset retirement obligations incurred	63,865	4,588
Issuance of restricted shares	29,587	-

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATION

The following discussion analyzes and summarizes the results of our operations and our financial condition for the three and six months ended March 31, 2012 and 2011. This discussion and analysis should be read in conjunction with our financial statements for the three months ended March 31, 2012 and 2011, included with this report.

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

 In December 2010, we acquired two producing and three shut-in oil wells in the Batson Dome Field. As of March 31, 2012, the two wells were producing approximately one barrel of oil per day, net to our 63% net revenue interest. As of March 31, 2012, one shut-in well was being reworked. We estimate the costs of reworking the shut-in well will be $375,000.

As of March 31, 2012, we had drilled and completed five wells in the Batson Dome Field. Our share of the costs of drilling and completing these wells was approximately $4,100,000.

As of March 31, 2012, these five wells were collectively producing approximately 122 barrels of oil per day. Each of these wells has shown multiple potentially productive zones at depths ranging from 2,100 to 3,700 feet.

During the three months ended March 31, 2012 we produced 10,518 bbls of oil.

Material changes in the Company’s Statement of Operations for the three and six months ended March 31, 2012 as compared to the same period in the prior year are discussed below:

Item	Increase (I) orDecrease (D)	Reason

Oil and Gas Sales	(I)	Completion of new wells.
Cost and Expenses	(I)	Operation of new wells and increased depletion of oil reserves as a result of increased production.

Operating expenses requiring cash for the six months ended March 31, 2012 consisted primarily of:

●	lease operating expenses;
●	general and administrative expenses; and
●	interest expense.

The factors that will most significantly affect our future operating results will be:

●	the sale prices of crude oil;
●	the amount of production from oil wells in which we have an interest;
●	lease operating expenses;
●	the availability of drilling rigs, drill pipe and other supplies and equipment required to drill and complete oil wells, and;
●	corporate overhead costs.

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

Our sources and (uses) of funds for the six months ended March 31, 2012 and 2011 were:

	Six Months Ended March 31,
	2012	2011

Cash provided (used) in operations	$275,569	$(198,606)
Purchase of oil properties and equipment	(1,531)	(309,247)
Drilling and completion costs	(2,494,500)	(2,043,355)
Debt issuance costs	-	(422,774)
Equity offering costs	(199,849)	(108,143)
Sale of common stock and warrants	4,224,000	1,385,344
Repayment of notes(1)	-	(642,753)
Proceeds from sale of convertible notes	-	3,400,000

(1)	These notes were issued during 2010 in connection with the acquisition of leases in the Batson Dome field.

As of March 31, 2012, our operating expenses were approximately $150,000 per month, which amount includes salaries and other corporate overhead, but excludes lease operating expenses.

By agreement dated March 15, 2011, we entered into a farmout agreement with an unrelated third party pertaining to a 100-acre lease in the Batson Dome Field. As of March 31, 2012 we were drilling two wells on the lease. Pursuant to the farmout agreement we have the option of drilling additional wells on the lease, subject to certain conditions. We estimate the cost of drilling and completing any well on this lease will be approximately $500,000.

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

We estimate we will spend approximately $2,700,000 during the remainder of fiscal year 2012 for drilling and completing wells in the Batson Dome Field and for various other projects.

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

Other than as disclosed above, we do not know of any:

●	Trends, demands, commitments, events or uncertainties that will result in, or that are reasonably likely to result in, any material increase or decrease in our liquidity; or

●	Significant changes in our expected sources and uses of cash.

Contractual Obligations

Our material future contractual obligations as of March 31, 2012 were as follows:

	Total	2012	2013	2014	Thereafter

Convertible notes	$3,400,000	$3,400,000	-	-	-
Office lease	$29,500	$29,500	-	-	-
Drilling commitment - Exxon/Mobil farmout	$1,000,000	$1,000,000	-	-	-

Critical Accounting Policies and New Accounting Pronouncements

See Note 2 to the financial statements included as part of our annual report  on Form 10-K, filed with the Securities and Exchange Commission on December 30, 2011, for a description of our critical accounting policies and the potential impact of the adoption of any new accounting pronouncements.

ITEM 4.  CONTROLS AND PROCEDURES.

(a)           We maintain a system of controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (“1934 Act”), is recorded, processed, summarized and reported within time periods specified in the SEC's rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the 1934 Act is accumulated and communicated to our management, including our Principal Executive and Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  As of March 31, 2012, our Principal Executive and Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures.  Based on that evaluation, our Principal Executive and Financial Officer concluded that our disclosure controls and procedures were effective.

(b)           Changes in Internal Controls.  There were no changes in our internal control over financial reporting during the quarter ended March 31, 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

See our 10-Q report for the three months ended December 31, 2011 for information concerning the expenses associated with our December 2011 public offering.

As of March 31, 2012 we had used approximately $1,460,000 of the net proceeds of the offering for drilling and completing oil wells.

None of the offering proceeds were paid directly or indirectly to any of our directors or officers or their associates: to person owning 10% or more of any class of our equity securities; or to any of our affiliates.

Issuance of Restricted Stock

During the three months ended March 31, 2012 we issued 14,587 shares of our common stock to a consultant for investor relations services.

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

VANGUARD ENERGY CORPORATION

May 9, 2012	By:	/s/ Warren Dillard
Warren Dillard, Chief Executive, Financial and Accounting Officer