Form 10-Q
period 2012-06-30
Vanguard Energy Corp
filed 2012-08-14
CIK 1497649

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2012

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

____________________________________________
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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:   12,741,512 shares of common stock as of July 31, 2012.

ii

VANGUARD ENERGY CORPORATION
CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
ASSETS	2012	2011
	(Unaudited)
Current assets
Cash and cash equivalents	$2,738,433	$453,243
Accounts receivable	517,232	257,147
Other assets	12,813	4,428
Total current assets	3,268,478	714,818

Property and equipment
Oil and gas, on the basis of full cost accounting
Proved properties	7,193,771	3,606,967
Unproved properties and properties under
development, not being amortized	1,347,507	619,679
Furniture and equipment	5,907	2,014
Less: accumulated depreciation, depletion and amortization	(791,143)	(264,657)
Total property and equipment	7,756,042	3,964,003

Debt issuance costs	598,841	338,345
Other assets	14,695	527,886

Total assets	$11,638,056	$5,545,052

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$283,079	$180,031
Other liabilities	31,711	75,056
Current portion of notes payable, net of discount of $145,159 and $0	1,217,341	-
Current portion of conversion feature liabilities	13,180	-
Total current liabilities	1,545,311	255,087

Notes payable, net of discount of $326,945 and $1,066,539	4,395,555	2,333,461
Participation liability	928,439	1,172,315
Conversion feature liabilities	326,945	720,593
Warrant liabilities	177,752	400,319
Asset retirement obligations	74,632	24,629

Total liabilities	7,448,634	4,906,404

Commitments and contingencies	-	-

Stockholders' equity
Preferred stock, $0.00001 par value; 5,000,000 shares
authorized, none issued or outstanding	-	-
Common stock, $0.00001 par value; 50,000,000 shares authorized,
12,741,512 and 7,865,822 shares issued and outstanding	127	79
Additional paid-in capital	5,473,288	1,866,110
Accumulated deficit	(1,283,993)	(1,227,541)

Total stockholders' equity	4,189,422	638,648

Total liabilities and stockholders' equity	$11,638,056	$5,545,052

The accompanying notes are an integral part of these consolidated financial statements.

VANGUARD ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	June 30,	June 30,	June 30,	June 30,
	2012	2011	2012	2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues
Oil and gas sales	$851,899	$917,067	$2,459,575	$1,314,982

Costs and expenses
Lease operating expense	258,923	19,425	496,559	49,942
Production taxes	39,255	42,258	113,342	60,271
Depreciation, depletion and amortization	214,642	164,688	526,486	213,959
Asset retirement obligation accretion	3,142	1,116	5,259	2,168
General and administrative	485,733	172,699	1,188,104	796,077
Other	82	349	708	47,462
Total costs and expenses	1,001,777	400,535	2,330,458	1,169,879

Income (loss) from operations	(149,878)	516,532	129,117	145,103

Other income (expense)
Interest income	493	511	2,205	1,337
Interest expense	(299,561)	(273,524)	(791,629)	(469,959)
Change in fair value of warrant and
conversion feature liabilities	427,162	27,033	910,270	(819,416)
Loss on debt extinguishment	(306,415)	-	(306,415)	-
Total other income (expense)	(178,321)	(245,980)	(185,569)	(1,288,038)

Income (loss) before income taxes	(328,199)	270,552	(56,452)	(1,142,935)

Provision for income taxes	-	-	-	-

Net income (loss)	$(328,199)	$270,552	$(56,452)	$(1,142,935)

Earnings (loss) per share – Basic	$(0.03)	$0.03	$(0.00)	$(0.16)
Weighted average number of
common shares	12,730,916	7,865,822	11,618,860	6,935,857

Earnings (loss) per share – Diluted	$(0.03)	$0.03	$(0.00)	$(0.16)
Weighted average number of common
and potential common shares	12,730,916	7,865,822	11,618,860	6,935,857

The accompanying notes are an integral part of these consolidated financial statements.

VANGUARD ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months	Nine Months
	Ended	Ended
	June 30, 2012	June 30, 2011
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net loss	$(56,452)	$(1,142,935)
Adjustments to reconcile net loss
to net cash from operating activities:
Loss on debt extinguishment	306,415	-
Depreciation, depletion and amortization	526,486	213,959
Amortization of debt issuance costs	158,448	152,881
Asset retirement obligation accretion	5,259	2,168
Amortization of debt discount	660,338	179,696
Accretion of participation liability	75,560	86,409
Stock-based compensation expense	59,700	243,731
Change in fair value of warrant and conversion
feature liabilities	(910,270)	819,416
Change in operating assets and liabilities:
Accounts receivable	(260,085)	(351,773)
Other assets	(20,486)	(5,038)
Accounts payable	(39,015)	103,477
Other liabilities	(343,454)	(51,120)
Net cash from operating activities	162,444	250,871

Cash flows from investing activities
Purchase of furniture and equipment	(3,893)	(1,199)
Purchase of oil and gas properties	-	(309,247)
Capital expenditures on oil and gas properties	(4,104,298)	(2,924,136)
Net cash from investing activities	(4,108,191)	(3,234,582)

Cash flows from financing activities
Debt issuance costs	(478,214)	(397,774)
Equity offering costs	(199,849)	(280,219)
Proceeds from issuance of common stock and warrants	4,224,000	1,340,155
Proceeds from exercise of warrants	-	45,289
Repayment of note payable	-	(642,753)
Proceeds from issuance of notes payable	2,685,000	3,400,000
Net cash from financing activities	6,230,937	3,464,698

Net change in cash and cash equivalents	2,285,190	480,987

Cash and cash equivalents
Beginning of period	453,243	156,936

End of period	$2,738,433	$637,923

The accompanying notes are an integral part of these consolidated financial statements.

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

During the three and nine-month periods ended June 30, 2012, the Company issued 31,112 and 60,699 shares, respectively, of restricted stock for investor relations consulting services.

Following the above issuances of common stock, the Company has 12,741,512 shares issued and outstanding as of June 30, 2012.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

As of June 30, 2012, Vanguard’s significant accounting policies are consistent with those discussed in the audited financial statements as of September 30, 2011.

Earnings (Loss) Per Share – Basic earnings (loss) per share have been calculated based upon the weighted-average number of common shares outstanding.  Diluted earnings (loss) per share have been calculated based upon the weighted-average number of common and potential common shares. The calculation of diluted weighted-average shares outstanding for the three and nine-month periods ended June 30, 2012 excludes 12,216,000 shares and for the three and nine-month periods ended June 30, 2011 excludes 4,710,000 shares issuable pursuant to outstanding warrants, stock options and debt conversion features because their effect is anti-dilutive.

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

In December 2010, the FASB issued ASU 2010-29, which addresses diversity in practice concerning the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations. This ASU specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. This ASU also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. ASU 2010-29 is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The adoption of this guidance did not have a material impact on the Company's financial statements.

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

NOTE 3 – OIL AND GAS ACQUISITIONS

By agreement dated March 15, 2011, the Company entered into a farmout agreement with an unrelated third party pertaining to a 100-acre lease in the Batson Dome Field. As of June 30, 2012, the Company had drilled two wells on the lease. Pursuant to the farmout agreement the Company has the option of drilling additional wells on the lease; provided however, that if it does not drill at least six wells in any twelve month period the right to drill any additional wells on the lease will terminate. The estimated cost of drilling and completing any well on this lease is approximately $500,000.

By agreement dated May 25, 2011, the Company entered into a farmout agreement with an unrelated third party pertaining to a 100-acre lease in the Batson Dome Field. Pursuant to the agreement, the Company had the obligation to commence drilling a well on the lease by June 14, 2012.  In June 2012, the Company paid $10,000 to extend the agreement, whereby it now has an obligation to commence drilling by June 14, 2013.  Subject to the commencement of drilling the first well by June 14, 2013, and completing the well if warranted, the Company has the option of drilling additional wells on the lease; provided however, that unless the Company commences drilling each well within 180 days of the date the latest well is completed or abandoned, the right to drill any additional wells on the lease will terminate. The estimated cost of drilling and completing any well on this lease is approximately $1,000,000.

By agreement dated January 6, 2012, the Company entered into a three-year farmout agreement with an unrelated third party pertaining to another 70-acre lease in the Batson Dome Field.  The estimated cost of drilling and completing any well on this lease is approximately $1,000,000.

By agreement dated May 1, 2012, the Company entered into a farmout agreement with an unrelated third party pertaining to another 45-acre lease in the Hull-Daisetta Field. Pursuant to the agreement, the Company had the obligation to commence drilling a well on the lease by January 31, 2013.  Subject to the commencement of drilling the first well by January 31, 2013, and completing the well if warranted, the Company has the option of drilling additional wells on the lease; provided however, that unless the Company commences drilling each well within 180 days of the date the latest well is completed or abandoned, the right to drill any additional wells on the lease will terminate. The estimated cost of drilling and completing any well on this lease is approximately $750,000.

Through certain acquisitions in 2010, the Company owns a ninety percent (90%) working interest in mineral leases for 230 acres in the Batson Dome Field. C.F.O., Inc. owns the remaining ten percent (10%) working interest and is the operator for the mineral leases pursuant to a joint operating agreement between the Company and C.F.O., Inc.  The Company has recorded a receivable from CFO, Inc. for their 10% share of capital expenditures.  At June 30, 2012, this amount totaled $162,889.

NOTE 4 – LONG-TERM DEBT

2012 Convertible Promissory Notes – In June 2012, the Company issued $4,722,500 of Convertible Promissory Notes, due and payable on June 30, 2015 and convertible at the holder’s option, into common stock of the Company at $1.25 per share.  The Convertible Promissory Notes bear interest at 15% per year, payable quarterly. Of the total amount raised, $2,685,000 represents new cash investors and $2,037,500 represents investors from the 2010 convertible note offering who chose to roll their investment in that earlier offering into the Company's new offering.  Net proceeds from this financing will be used to fund an accelerated developmental drilling program in the Company's oil fields located in Southeast Texas and to pay any of the 2010 Convertible Promissory Notes that remain outstanding on October 31, 2012, the maturity date of the notes.

Except in certain circumstances, the conversion price of the 2012 Convertible Promissory Notes will be lowered if the Company sells any additional shares of common stock or any securities convertible into common stock, at a price below the then applicable conversion price.  The conversion price will also be proportionately adjusted in the event of any stock split, or capital reorganization.  On or prior to December 31, 2013, the Company may repay the Notes, without penalty, upon twenty days written notice to the Note holders if, during any twenty trading days within a period of thirty consecutive trading days, the closing price of the Company’s common stock is $2.25 or greater and the Company’s common stock has an average daily trading volume of 100,000 shares or more during the twenty trading days.  After December 31, 2013 the Company may prepay the Notes upon twenty days written notice to the Note holders.

Direct costs of $478,214 were incurred in connection with the issuance of the 2012 Convertible Promissory Notes.   The Company recognized a loss on debt extinguishment of $306,415 related to the investors who chose to roll their investment in the 2010 Convertible Promissory Notes into the new offering.  The placement agents for this offering received a cash commission of $427,900 as well as 296,300 Series E warrants. Each Series E warrant entitles the holder to purchase one share of the Company’s common stock.  The Series E warrants may be exercised at any time on or before June 30, 2017 at a price of $1.55 per share.

In July 2012, the Company completed the issuance of an additional $2,127,000 of 2012 Convertible Promissory Notes, with the same terms and conditions as the notes issued in June 2012.  Of the total amount raised in July, $1,114,500 represents new cash investors and $1,012,500 represents investors in the 2010 Convertible Promissory Notes who chose to roll their investment in that offering into the Company's new offering.

2010 Convertible Promissory Notes – In December 2010, the Company completed the issuance of $3,400,000 in Convertible Promissory Notes, due and payable on October 31, 2012 and convertible, at the holder’s option, into common stock of the Company at $1.00 per share at any time after April 30, 2011.  The 2010 Convertible Promissory Notes bear interest at 8% per year, payable quarterly.  In addition, the note holders were issued 1,700,000 Series A warrants to purchase the Company’s common stock at $4.00 per share any time on or before October 31, 2014 and were additionally granted a twenty percent (20%) net profits interest payable quarterly from any net profits generated from wells drilled and completed with the proceeds of the notes.  The notes are secured by the oil and gas leases acquired, and any oil or gas wells drilled on the leases, with the proceeds from the sale of the notes.

Except in certain circumstances, the conversion price of the 2010 Convertible Promissory Notes will be lowered if the Company sells any additional shares of common stock or any securities convertible into common stock, at a price below the then applicable conversion price.  The conversion price will also be proportionately adjusted in the event of any stock split, or capital reorganization.  The 2010 Convertible Promissory Notes may be prepaid, without penalty, upon twenty days written notice to the note holders if (i) during any twenty trading days within a period of thirty consecutive trading days, the closing price of the Company’s common stock is $5.00 or greater and has an average daily trading volume of 50,000 shares or more during the twenty trading days, or (ii) the Company completes a registered public offering of its common stock at an offering price of $4.00 per share or more with a minimum offering size of at least $2,000,000.

Direct costs of $400,051 were incurred in connection with the issuance of the 2010 Convertible Promissory Notes.  The Company also issued the placement agent Series B warrants for the purchase of up to 340,000 shares of common stock at a price of $1.20 per share at any time prior to October 31, 2014, 170,000 shares of common stock at a price of $4.00 per share at any time prior to October 31, 2014, and 453,322 shares of common stock at a price of $0.10 per share at any time prior to March 31, 2011.  As of June 30, 2012, 453,322 warrants have been exercised. The warrants also provide for adjustment to their exercise prices similar to potential adjustment to the conversion price of the notes discussed above.

The Company’s combined gross outstanding balance of the 2010 and 2012 Convertible Promissory Notes was $6,085,000 as of June 30, 2012.  As of June 30, 2012, the combined unamortized discount on the 2010 and 2012 Convertible Promissory Notes totaled $472,104.  Interest expense for the amortization of debt issuance costs and discount on the notes was $293,660 and $818,786 for the three and nine-month periods ended June 30, 2012, respectively.  The combined effective interest rate of the 2010 and 2012 Convertible Promissory Notes (net of the participation liability discussed below) was 31.3% as of June 30, 2012.

Net Profits Interest Participation Liability – The note holder’s twenty percent (20%) net profits interest granted with the issuance of the 2010 Convertible Promissory Notes is owned by Vanguard Net Profits, LLC, a Texas limited liability company (the “Fund”). The Company has a 1% interest in the Fund and is the Fund’s manager on behalf of the notes holders who own the remaining interest.

The Company has recognized a participation liability related to the net profits interest granted.  This participation liability is reflected in the liability section of the balance sheet at its estimated fair value of $928,439 as of June 30, 2012. The Company estimated the fair value of the participation liability utilizing a present value factor of 10 applied to proved developed reserves associated with the wells drilled and completed with the proceeds of the notes.  At any time, the Company may purchase the net profits interests held by the Fund for $3,400,000.

The Company incurred expense associated with the net profits interest granted during the three and nine-month periods ended June 30, 2012 of $23,371 and $75,560, respectively. This amount is reported as interest expense in the statement of operations. The Company also made payments under this arrangement of $59,552 and $276,582, respectively, during the three and nine-month periods ended June 30, 2012.

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

NOTE 6 – COMMITMENTS AND CONTINGENCIES

The Company’s material future contractual obligations as of June 30, 2012 were as follows:

	Total	2012	2013	2014	Thereafter
Convertible notes	$6,085,000	$1,362,500	-	-	$4,722,500
Office leases	$24,630	$24,630	-	-	-
Drilling commitment - Exxon/Mobil farmout	$1,000,000	$-	$1,000,000	-	-

Except for the above, the Company has no contractual capital commitments outstanding at June 30, 2012.  Management estimates the Company will spend approximately $2,700,000 during the remainder of fiscal year 2012 for drilling and completing wells in the Batson Dome Field and various other projects.

NOTE 7 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table summarizes the financial liabilities measured at fair value on a recurring basis as of June 30, 2012 and September 30, 2011:

		June 30,	September 30,
	Level	2012	2011

Participation liability	3	$928,439	$1,172,315
Conversion feature liabilities	3	340,125	720,593
Warrant liabilities	3	177,752	400,319

Total liabilities		$1,446,316	$2,293,227

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

The following table presents a reconciliation of those liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Participation Liability	Conversion Feature Liabilities	Warrant Liabilities	Total

Balance at September 30, 2011	$1,172,315	$720,593	$400,319	$2,293,227
Purchases, issuances and settlements	(319,436)	307,235	-	(12,201)
(Gains) losses included in earnings	75,560	(687,703)	(222,567)	(834,710)

Balance at June 30, 2012	$928,439	$340,125	$177,752	$1,446,316

NOTE 8 – SUPPLEMENTAL CASH FLOW INFORMATION

	Nine Months	Nine Months
	Ended	Ended
	June 30, 2012	June 30, 2011

Interest paid	$204,000	$175,881
Interest capitalized (non-cash)	306,718	192,908
Noncash investing and financing activities:
Capital expenditures included in accounts payable	142,063	84,365
Issuance of notes payable for oil and gas	-	357,085
Issuance of 2012 convertible notes	2,037,500
Warrant liability settled on exercise	-	136,015
Recognition of liabilities for issuance of:
Series A warrants	-	1,188
Series B warrants	-	143,948
Series C warrants	-	274,516
Series D warrants	-	49,385
Issuance of Series E Warrants to placement agent	48,668	-
Recognition of conversion feature liabilities	326,945	26,771
Recognition of participation liability	-	737,886
Asset retirement obligations incurred	69,691	4,588
Issuance of restricted shares	60,699	-

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATION

The following discussion analyzes and summarizes the results of our operations and our financial condition for the three and nine-month periods ended June 30, 2012 and 2011. This discussion and analysis should be read in conjunction with our financial statements included with this report.

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

 In December 2010, we acquired two producing and three shut-in oil wells in the Batson Dome Field. As of June 30, 2012, the two wells were producing approximately one barrel of oil per day, net to our 63% net revenue interest. As of June 30, 2012, one shut-in well was being reworked. We estimate the costs of reworking the shut-in well will be $375,000.

As of June 30, 2012, we had drilled and completed 7 wells in the Batson Dome Field. Our share of the costs of drilling and completing these wells was approximately $5,480,000.

During June 30, 2012, these 7 wells collectively produced approximately 143 barrels of oil. Each of these wells has shown multiple potentially productive zones at depths ranging from 2,100 to 3,700 feet.

During the three months ended June 30, 2012 we produced 11,875 bbls of oil.

Material changes in our Statement of Operations for the three months ended June 30, 2012 as compared to the same period in the prior year are discussed below:

Item	Increase (I) or Decrease (D)	Reason

Oil and Gas Sales	(D)	Decrease primarily due to a decrease in oil prices, along with a decrease in production of certain wells due to temporary shutdown for workover services

Cost and Expenses	(I)	Operation of new wells; maintenance and repair of wells

Material changes in our Statement of Operations for the nine months ended June 30, 2012 as compared to the same period in the prior year are discussed below:

Item	Increase (I) or Decrease (D)	Reason

Oil and Gas Sales	(I)	Completion of new wells

Cost and Expenses	(I)	Operation of new wells and increased depletion of oil reserves as a result of increased production.

Operating expenses requiring cash for the nine months ended June 30, 2012 consisted primarily of:

●	lease operating expenses;
●	general and administrative expenses; and
●	interest expense.

The factors that will most significantly affect our future operating results will be:

●	the sale prices of crude oil;

●	the amount of production from oil wells in which we have an interest;

●	lease operating expenses;

●	the availability of drilling rigs, drill pipe and other supplies and equipment required to drill and complete oil wells, and;

●	corporate overhead costs.

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

In November and December 2010, we sold 34 units in a private offering at a price of $100,000 per unit. Each unit consisted of one promissory note in the principal amount of $100,000 and 50,000 Series A warrants. At any time after April 30, 2011, the notes can be converted into shares of our common stock, initially, at a conversion price of $1.00 per share. Each Series A warrant entitles the holder to purchase one share of our common stock at a price of $4.00 per share at any time on or before October 31, 2014. The notes bear interest at 8% per year.

In June and July 2012, promissory notes in the principal amount of $3,050,000 were surrendered in payment of promissory notes sold in 2012. As a result, the outstanding principal balance of the notes sold in 2010 was $350,000 as of July 31, 2012. The promissory notes sold in 2010 that remain outstanding are due and payable on October 31, 2012. We anticipate using future revenues, or the proceeds from future production-based financing, to repay the outstanding principal amount that remains unconverted and outstanding on the maturity date of the notes.

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

In June and July 2012, we sold convertible secured promissory notes to a group of private investors.  The notes bear interest at 15% per year, are payable quarterly, mature on June 30, 2015, and are convertible into shares of our common stock at a conversion price of $1.25 per share, subject to adjustment.  The notes are secured by a first lien on a substantial portion of our assets.  Notes in the principal amount of $3,799,500 were sold for cash, and notes in the principal amount of $3,050,000 were exchanged for notes that we sold in 2010.  As a result, the outstanding principal balance of the notes sold in 2010 was $350,000 as of July 31, 2012.

Net proceeds from this financing will be used to fund a drilling program in our fields located in Southeast Texas and to pay off any of our 2010 convertible notes that remain outstanding on October 31, 2012, the maturity date of the 2010 notes.

Our sources and (uses) of funds for the nine months ended June 30, 2012 and 2011 were as follows:

	Nine months ended June 30,
	2012	2011
Cash from operating activities	$162,444	250,871
Purchase of oil properties and equipment	(3,893)	(310,446)
Drilling and completion costs	(4,104,298)	(2,924,136)
Debt issuance costs	(478,214)	(397,774)
Equity offering costs	(199,849)	(280,219)
Issuance of common stock and warrants	4,224,000	1,340,155
Exercise of warrants	--	45,289
Repayment of notes (1)	--	(642,753)
Sale of convertible notes	2,685,000	3,400,000

(1)	These notes were issued during 2010 in connection with the acquisition of leases in the Batson Dome field.

As of June 30, 2012, our operating expenses were approximately $235,000 per month, which amount includes salaries and other corporate overhead, but excludes lease operating expenses and production taxes.

By agreement dated March 15, 2011, we entered into a farmout agreement with an unrelated third party pertaining to a 100-acre lease in the Batson Dome Field. As of June 30, 2012 we were drilling two wells on the lease. Pursuant to the farmout agreement we have the option of drilling additional wells on the lease, subject to certain conditions. We estimate the cost of drilling and completing any well on this lease will be approximately $500,000.

By agreement dated May 25, 2011, we entered into a farmout agreement with Exxon/Mobil Corporation pertaining to another 100-acre lease adjacent to our existing leases in the Batson Dome Field. Pursuant to the agreement, we have the obligation to commence drilling a well on the lease by June 14, 2013. Subject to the commencement of drilling the first well by June 14, 2013, and completing the well if warranted, we have the option of drilling additional wells on the lease; provided however, that unless we commence drilling each well within 180 days of the date we complete or abandon the latest well drilled, our right to drill any additional wells on the lease will terminate. We estimate the cost of drilling and completing any well on this lease will be approximately $1,000,000.

By agreement dated January 6, 2012, we entered into a three-year farmout agreement with an unrelated third party pertaining to another 70-acre lease in the Batson Dome Field.  We estimate the cost of drilling and completing any well on this lease will be approximately $1,000,000.

By agreement dated May 1, 2012, we entered into a farmout agreement with an unrelated third party pertaining to another 45-acre lease in the Hull-Daisetta Field. Pursuant to the agreement, we had the obligation to commence drilling a well on the lease by January 31, 2013.  Subject to the commencement of drilling the first well by January 31, 2013, and completing the well if warranted, we have the option of drilling additional wells on the lease; provided however, that unless we commence drilling each well within 180 days of the date the latest well is completed or abandoned, the right to drill any additional wells on the lease will terminate. We estimate the cost of drilling and completing any well on this lease will be approximately $750,000.

We estimate we will spend approximately $2,700,000 during the twelve months ended July 31, 2013 for drilling and completing wells in the Batson Dome Field and for various other projects.

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

Other than as disclosed above, we do not know of any:

●	Trends, demands, commitments, events or uncertainties that will result in, or that are reasonably likely to result in, any material increase or decrease in our liquidity; or

●	Significant changes in our expected sources and uses of cash.

Contractual Obligations

Our material future contractual obligations as of June 30, 2012 were as follows:

	Total	2012	2013	2014	Thereafter

2010 Convertible notes (1)	$350,000	$350,000	--	--	--
2012 Convertible notes (1)	$6,849,500	--	--	--	$6,849,500
Office lease	$24,630	$24,630	--	--	--
Drilling commitment -
Exxon/Mobil farmout	$1,000,000	$--	$1,000,000	--	--

(1) Includes the impact of notes sold in July 2012, including new cash investors and investors who chose to roll their investment in the 2010 Convertible Notes to the new offering.

Critical Accounting Policies and New Accounting Pronouncements

See Note 2 to the financial statements included as part of our annual report  on Form 10-K, filed with the Securities and Exchange Commission on December 30, 2011, for a description of our critical accounting policies and the potential impact of the adoption of any new accounting pronouncements.

ITEM 4.  CONTROLS AND PROCEDURES.

(a)           We maintain a system of controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (“1934 Act”), is recorded, processed, summarized and reported within time periods specified in the SEC's rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the 1934 Act is accumulated and communicated to our management, including our Principal Executive and Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  As of June 30, 2012, our Principal Executive and Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures.  Based on that evaluation, our Principal Executive and Financial Officer concluded that our disclosure controls and procedures were effective.

(b)           Changes in Internal Controls.  There were no changes in our internal control over financial reporting during the quarter ended June 30, 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of June 30, 2012 we had used approximately $2,947,000 of the net proceeds of the offering for drilling and completing oil wells.

None of the offering proceeds were paid directly or indirectly to any of our directors or officers or their associates; to person owning 10% or more of any class of our equity securities; or to any of our affiliates.

Sale of Convertible Notes

On June 29, July 6 and July 31, 2012 we sold convertible secured promissory notes, in the total principal amount of $6,849,500 to a group of private investors.  The notes bear interest at 15% per year, are payable quarterly, mature on June 30, 2015, and are convertible into shares of our common stock at a conversion price of $1.25 per share, subject to adjustment.  The notes are secured by a first lien on a substantial portion of our assets.

The placement agents for this offering received cash commissions of $494,455 as well as Series E warrants which collectively entitle the holders to purchase up to 425,960 shares of our common stock.  The Series E warrants may be exercised at any time on or before June 30, 2017 at a price of $1.55 per share.

We relied upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D promulgated thereunder .with respect to the sale of the notes and warrants. The purchasers of these securities were accredited investors who were provided full information regarding our business and operations. There was no general solicitation in connection with the offer or sale of these securities. The purchasers acquired these securities for their own account. The notes and warrants, and any shares of common stock issuable upon the conversion of the notes or the exercise of the warrants, cannot be sold unless pursuant to an effective registration statement or an exemption from registration.

Issuance of Restricted Stock

During the three months ended June 30, 2012 we issued 31,112 shares of our common stock to a consultant for investor relations services.

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

VANGUARD ENERGY CORPORATION

Date: August 10, 2012	By:	/s/ Warren Dillard
Warren Dillard,
Chief Executive, Financial and Accounting Officer