Form 10-K
period 2012-09-30
Vanguard Energy Corp
filed 2012-12-28
CIK 1497649

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: None

VANGUARD ENERGY CORPORATION
 (Exact name of registrant as specified in its charter)

COLORADO	27-2888719
(State or other jurisdiction of incorporation or organization)	(I.R.S.Employer Identification No.)

1330 Post Oak Blvd. Suite 1600, Houston Texas	77506
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (713) 627-2500

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Securities registered pursuant to Section 12(g) of the Act:

___________________
(Title of class)
___________________
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such filing). Yes ☑  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein,  and will not be contained,  to the best of Registrant's  knowledge,  in definitive proxy or information  statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):  ☐  Yes  ☑   No

The aggregate market value of the voting stock held by non-affiliates of the registrant on March 31, 2012 was approximately $9,300,000.

As of December 15, 2012, the Registrant had 12,741,512 outstanding shares of common stock.

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

The potential risks and uncertainties that could cause our actual financial condition, results of operations and future performance to differ materially from those expressed or implied in this report include:

●	The sale prices of crude oil;

●	The amount of production from oil wells in which we have an interest;

●	Lease operating expenses;

●	International conflict or acts of terrorism;

●	General economic conditions; and

●	Other factors disclosed in this report.

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

ITEM 1.  BUSINESS.

We are an early-stage independent energy company engaged in the acquisition and development of oil in or near established oil-producing areas. We plan to build our cash flow and oil reserves through a focused acquisition and development program by:

●	focusing our operations in the hydrocarbon-rich region of east Texas;

●	drilling in areas which have a high proportion of oil relative to natural gas;

●	lessening risk by concentrating on established areas with proven production; and

●	using new screening technology which prevents sand accumulation in the well bores and allows for the recovery of more oil from mature fields.

In December 2011 we completed a $4,800,000 initial public offering. The offering consisted of 4,800,000 Units priced at $1.00 per Unit.

Batson Dome and Hull-Daisetta fields

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

By agreement dated March 15, 2011, we entered into a farmout agreement with an unrelated third party pertaining to a 100-acre lease in the Batson Dome Field. Pursuant to the farmout agreement we have the option of drilling wells on the lease; provided however, that if we do not drill at least six wells in any twelve month period our right to drill any additional wells on the lease will terminate. For each well drilled, we will receive a partial assignment of the lease covering the two acres surrounding the well. We will have a 100% working interest (75% net revenue interest) in any wells we drill on the leased acreage. We estimate the cost of drilling and completing any well on this lease will be approximately $500,000. As of November 30, 2012, we had drilled three wells on this lease.

By agreement dated May 25, 2011, we entered into a farmout agreement with Exxon/Mobil Corporation pertaining to another 100-acre lease in the Batson Dome Field. Pursuant to the agreement, we have the obligation to commence drilling a well on the lease by June 14, 2013. Subject to the commencement of drilling the first well by June 14, 2013, and completing the well if we consider it to be productive of oil, we have the option of drilling additional wells on the lease; provided, however, that unless we commence drilling each well within 180 days of the date we complete or abandon the latest well drilled, our right to drill any additional wells on the lease will terminate. For each well drilled, we will receive a partial assignment of the lease covering the acreage surrounding the well. We will have a 100% working interest (75% net revenue interest) in any wells we drill on the leased acreage. We estimate the cost of drilling and completing any well on this lease will be approximately $1,000,000. As of November 30, 2012, we had not commenced any drilling operations on the lease subject to the farmout agreement.

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

As mentioned above, we acquired two producing and three shut-in oil wells in the Batson Dome Field.  As of November 30, 2012, the two wells were producing approximately one barrel of oil per day, net to our 63% net revenue interest. The three shut-in wells will need to be reworked, at an estimated cost of $125,000 per well, before they can be returned to production.  As of  November 30, 2012, one of the shut-in wells was being reworked.

As of November 30, 2012, we had drilled and completed twelve wells in the Batson Dome Field. Our share of the costs of drilling and completing these wells was approximately $7,200,000. During the three months ended November 30, 2012, these wells collectively produced approximately 16,000 barrels of oil. Each well has shown multiple potentially productive zones at various depths. In the event production from one zone falls off materially, we have the opportunity to open another zone to compensate for the decline.

By agreement dated May 1, 2012, we entered into a farmout agreement with an unrelated third party pertaining to a 45-acre lease in the Hull-Daisetta Field. Pursuant to the agreement, we have the obligation to commence drilling a well on the lease by January 31, 2013.  Subject to the commencement of drilling the first well by January 31, 2013, and completing the well if warranted, we have the option of drilling additional wells on the lease; provided however, that unless we commence drilling each well within 180 days of the date the latest well is completed or abandoned, the right to drill any additional wells on the lease will terminate. We estimate the cost of drilling and completing any well on this lease will be approximately $750,000. As of November 30, 2012, we had not drilled any wells on this lease.

The Hull-Daisetta Field is located in the Liberty County, Texas, about 10 miles south of our Batson Dome Field.  The Hull-Daisetta Field includes coverage of a salt dome formation with similar geological characteristics as the Batson salt dome.  The field was first drilled in 1918 and has produced over 180 million barrels of oil to date.  Our initial lease position is on the edge of the salt dome which contains old shut-in wells that were drilled and successfully produced a number of years ago. Our geologist believes that substantial volumes of oil remain in the field.  The expected depths to the dome cap rock on this lease are around 5,000 feet.

The completion of oil wells in established areas, such as the Batson Dome and Hull-Daisetta fields, is, to a certain extent, less risky than drilling for oil in unproven areas where uncertainty exists as to whether relevant amounts of oil exist at all. However, the process of completing an oil well is nevertheless associated with considerable risk.

We plan on drilling and, if warranted, completing additional wells in the Batson Dome and Hull Daisetta fields. The wells will be drilled to a depth of approximately 3,000 to 4,000 feet to the Frio formation. Each well will take approximately ten days to drill and complete. Our share of the drilling and completion costs for each well is estimated to be approximately $450,000. We will have a 90% working interest (63%-67.5% net revenue interest) in any wells we drill in the Batson Dome Field.

Vanguard Net Profits, LLC, a Texas limited liability company (the ‘‘Fund’’), has a 20% net profits interest in the four wells drilled with the proceeds from our November and December 2010 sale of convertible notes. We have a 1% interest in the Fund. Thirty-three private investors hold the remaining 99% interest.

The holders of the convertible notes we sold in 2012 have a security interest in any leases acquired, or wells drilled, with the proceeds from the sale of the notes.

During the period from our inception to September 30, 2010, we did not drill any oil or gas wells.

The table shows the type and number of wells we drilled during the two years ended September 30, 2012.

Years September 30,
	2012		2011
	Gross	Net	Gross	Net
Development Wells:
Productive:
Oil	8	7.4	4	3.6
Gas			-	-
Nonproductive			-	-

Exploratory Wells:
Productive
Oil
Gas			-	-
Nonproductive			-	-

As of November 30, 2012 we were not drilling  or completing  any wells, and we were reworking one well.

The following table shows, as of November 30, 2012, our producing wells, developed acreage, and undeveloped acreage, excluding service (injection and disposal) wells:

	Productive Wells		Developed Acreage		Undeveloped Acreage(1)
State	Gross	Net	Gross	Net	Gross	Net

Texas	12	11	375	352	170	153

(1)
Undeveloped acreage includes leasehold interests on which wells have not been drilled or completed to the point that would permit the production of commercial quantities of natural gas and oil regardless of whether the leasehold interest is classified as containing proved undeveloped reserves.

The following table shows, as of November 30, 2012, the status of our gross acreage:

State	Held by Production	Not Held by Production

Texas	330	215

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

The following table shows the years our leases, which are not Held By Production, will expire, unless a productive oil or gas well is drilled on the lease.

Leased Acres	Expiration of Lease

145	2013

70	2015

Proved Reserves

Below are estimates of our net proved reserves as of September 30, 2012, net to our interest.  All of our proved reserves are located in Texas.

Estimates of volumes of proved reserves at September 30, 2012 are presented in barrels (Bbls) for oil and, for natural gas, in millions of cubic feet (Mcf) at the official temperature and pressure bases of the areas in which the gas reserves are located.

	Oil (Bbls)	Gas (Mcf)
Proved Developed:
Producing	231,859	-
Non-Producing	81,758	-
Proved Undeveloped	412,247	-

‘‘Bbl’’ refers to one stock tank barrel, or 42 U.S. gallons liquid volume, in reference to crude oil or other liquid hydrocarbons. ‘‘Mcf’’ refers to one thousand cubic feet. A BOE (i.e., barrel of oil equivalent) combines Bbls of oil and Mcf of gas by converting each six Mcf of gas to one Bbl of oil. Below are estimates of our present value of estimated future net revenues from our proved reserves based upon the standardized measure of discounted future net cash flows relating to proved oil and gas reserves in accordance with the provisions of Accounting Standards Codification Topic 932, Extractive Activities—Oil and Gas. The standardized measure of discounted future net cash flows is determined by using estimated quantities of proved reserves and the periods in which they are expected to be developed and produced based on period-end economic conditions. The estimated future production is based upon benchmark prices that reflect the unweighted arithmetic average of the first-day-of-the-month price for oil and gas during the twelve months period ended September 30, 2012.  The resulting estimated future cash inflows are then reduced by estimated future costs to develop and produce reserves based on period-end cost levels. No deduction has been made for depletion, depreciation or for indirect costs, such as general corporate overhead. Present values were computed by discounting future net revenues by 10% per year.

Future cash inflows	$74,669,619
Deductions (including estimated taxes)	$(29,179,159)
Future net cash flow	$45,490,460
Discounted future net cash flow	$36,981,262

Nova Resources, Inc. prepared the estimates of our proved reserves, future production and income attributable to our leasehold interests as of September 30, 2012.  Nova is an independent petroleum engineering firm that provides petroleum consulting services to the oil and gas industry. The estimates of drilled reserves, future production and income attributable to certain leasehold and royalty interests are based on technical analysis conducted by engineers employed at Nova.

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

Proved reserves were estimated by performance methods, the volumetric method, analogy, or a combination of methods utilizing present economic conditions and limited to those proved reserves economically recoverable. The performance methods include decline curve analysis that utilize extrapolations of historical production and pressure data available through September 30, 2012 in those cases where such data were considered to be definitive.

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

We may also:

●	acquire a working interest in one or more prospects from others and participate with the other working interest owners in drilling and if warranted, completing oil wells on a prospect;

●	purchase producing oil properties; or

●
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

The market for oil is dependent upon a number of factors beyond our control, which at times cannot be accurately predicted. These factors include the extent of competitive domestic production and imports of oil, the availability of other sources of energy, fluctuations in seasonal supply and demand, and governmental regulation. In addition, there is always the possibility that new legislation may be enacted which would impose price controls or additional excise taxes upon crude oil. As of November 30, 2012, all of our oil production was being sold to an independent oil company. The agreement with the independent oil company is on a month-to-month basis, and the price at which we sell our oil is established each month. The oil is transferred by truck from the field to a nearby refinery. We do not expect to have any difficulty in selling the oil produced from our wells in the foreseeable future.

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

Employees and Offices

As of November 30, 2012, we had one full-time employee and two part-time employees.

Our principal offices are located at 1330 Post Oak Blvd., Suite 1600, Houston, Texas 77056. Our offices, consisting of approximately 1,200 square feet, are leased until February 28, 2013 at a rate of $2,900 per month.

We also maintain a satellite office in Los Angeles, California.  This office consists of 500 square feet and is rented for $5,700 per month pursuant to a lease which expires on June 30, 2013.

Our office leases include fully furnished offices, utilities, administrative support and covered parking.

Subsidiaries

We conduct business in Texas through VE Corporation, a Colorado corporation and our wholly owned subsidiary. In addition, we own a 1% interest in Vanguard Net Profits, LLC, a Texas limited liability company. Thirty-three private investors own the remaining 99% interest.

ITEM 1A.  RISK FACTORS.

Investors should be aware that and investment in our securities involves certain risks, including those described below, which could adversely affect the value of our common stock. We do not make, nor have we authorized any other person to make, any representation about the future market value of our common stock.  In addition to the other information contained in this report, the following factors should be considered carefully in evaluating an investment in our securities.

Our failure to obtain capital may restrict our operations. We may need additional capital to fund our operating losses and to expand our business. We do not know what the terms of any future capital raising may be but any future sale of our equity securities would dilute the ownership of existing stockholders and could be at prices substantially below the market price of our common stock. Our failure to obtain the capital which we require may result in the slower implementation of our business plan.  There can be no assurance that we will be able to obtain the capital which we will need.

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

The sale of common stock described above, or the perception that such sales could occur, may adversely affect the market price of our common stock.

Any decline in the price of our common stock may encourage short sales, which could place further downward pressure on the price of our common stock.  Short selling is a practice of selling shares which are not owned by a seller at that time, with the expectation that the market price of the shares will decline in value after the sale, providing the short seller a profit.

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

Not Applicable

ITEM 2.  PROPERTIES.

See Item 1 of this report.

ITEM 3.  LEGAL PROCEEDINGS.

None.

ITEM 4.  MINE SAFETY DISCLOSURE.

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

In December 2011 we completed our initial public offering.  The offering consisted of 4,800,000 Units priced at $1.00 per Unit.  Each unit consisted of one share of our common stock and one Class A warrant.  The Units began trading under the symbol “VNGEU” on the Over-The-Counter Bulletin Board (OTCBB) on November 29, 2011.  On December 10, 2011 the Units separated into shares of common stock and warrants.  The shares of common stock traded under the symbol (OTCBB: VNGE) and the Class A warrants trade under the symbol (OTCBB: VNGEW).  Each Class A warrant entitles the holder to purchase one share of our common stock at a price of $1.50 per share at any time on or before November 29, 2016.

Shown below is the range of high and low closing prices for our common stock for the periods indicated as reported by the FINRA.  The market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

Quarter Ended	High	Low

December 31, 2011	$1.05	$0.95
March 31, 2012	$1.15	$0.95
June 30, 2012	$1.05	$0.87
September 30, 2012	$1.00	$0.85

Holders of our common stock are entitled to receive dividends as may be declared by the Board of Directors.  Our Board of Directors is not restricted from paying any dividends but is not obligated to declare a dividend.  No cash dividends have ever been declared and it is not anticipated that cash dividends will ever be paid.

 Our Articles of Incorporation authorize our Board of Directors to issue up to 5,000,000 shares of preferred stock.  The provisions in the Articles of Incorporation relating to the preferred stock allow our directors to issue preferred stock with multiple votes per share and dividend rights which would have priority over any dividends paid with respect to the holders of our common stock.  The issuance of preferred stock with these rights may make the removal of management difficult even if the removal would be considered beneficial to shareholders generally, and will have the effect of limiting shareholder participation in certain transactions such as mergers or tender offers if these transactions are not favored by our management.

As of November 30, 2012, we had approximately 475 shareholders of record.

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

ITEM 6.  SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our financial statements included as part of this report.

Results of Operations

We were incorporated in Colorado on June 21, 2010 and commenced operations on July 19, 2010. We are in the early stages of implementing our business plan.

During the period of our inception to September 30, 2010 we did not generate any revenue. Accordingly, a comparison of our operating results for the year ended September 30, 2011 with the comparable period in 2010 would not be meaningful.

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

 In December 2010, we acquired two producing and three shut-in oil wells in the Batson Dome Field.  As of November 30, 2012, the two wells were producing approximately one barrel of oil per day, net to our 63% net revenue interest.  As of November 30, 2012, one shut-in well was being reworked and one shut-in well was plugged and abandoned. We estimate the costs of reworking the shut-in wells will be $375,000.

As of November 30, 2012, we had drilled and completed twelve wells in the Batson Dome Field.  Our share of the costs of drilling and completing these wells was approximately $7,200,000.  Each of these wells has shown multiple potentially productive zones at depths ranging from 2,100 to 3,700 feet.   During the three months ended  November 30, 2012 we produced approximately 16,000 bbls of oil.

Material changes in our Statement of Operations for the year ended September 30, 2012 as compared to the same period in the prior year are discussed below:

Increase (I)
Item	or Decrease (D)	Reason

Oil and Gas Sales	I	Completion of new wells

Cost and Expenses	I	Operation of new wells and increased depletion of oil reserves as a result of increased production

Operating expenses requiring cash for the year ended September 30, 2012 consisted primarily of:

●	lease operating expenses;
●	general and administrative expenses; and
●	interest expense.

The factors that will most significantly affect our future operating results will be:

●	the sale prices of crude oil;
●	the amount of production from oil wells in which we have an interest;
●	lease operating expenses;
●	the availability of drilling rigs, drill pipe and other supplies and equipment required to drill and complete oil wells; and
●	corporate overhead costs.

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

In November and December 2010, we sold 34 units in a private offering at a price of $100,000 per unit. Each unit consisted of one promissory note in the principal amount of $100,000 and 50,000 Series A warrants. At any time after April 30, 2011, the notes can be converted into shares of our common stock, initially, at a conversion price of $1.00 per share. Each Series A warrant entitles the holder to purchase one share of our common stock at a price of $4.00 per share at any time on or before October 31, 2014. The notes bear interest at 8% per year. In June, July and September 2012 notes in the principal amount of $3,075,000 were surrendered in payment of the notes sold in 2012.  The remaining notes, which had an outstanding principal balance of $325,000, were repaid in October 2012.

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

In June, July and September 2012 we sold convertible secured promissory notes to a group of private investors.  The notes bear interest at 15% per year, are payable quarterly, mature on June 30, 2015, and are convertible into shares of our common stock at a conversion price of $1.25 per share, subject to adjustment.  Notes in the cumulative principal amount of $5,179,500 were sold for cash and notes in the cumulative principal amount of $3,075,000 were exchanged for notes that we sold in 2010. Net proceeds from this financing:

●	were used to pay the remaining balance ($325,000) of our 2010 notes; and
●	will be used to fund a drilling program in our fields located in Southeast Texas.

Our sources and (uses) of funds for the two years ended September 30, 2012 are shown below:

	Year Ended	Year Ended
	September 30, 2012	September 30, 2011

Cash provided by operations	$383,083	$477,266
Acquisition of oil and gas properties	-	(309,247)
Purchases of furniture and equipment	(22,480)	-
Drilling and completion costs	(6,113,295)	(3,087,047)
Debt issuance costs	(813,780)	(400,051)
Equity offering costs	(199,849)	(525,291)
Proceeds from issuance of common stock and warrants	4,224,000	1,340,155
Proceeds from exercise of warrants	-	45,289
Repayment of notes	-	(642,753)
Proceeds from sale of convertible notes	5,179,500	3,400,000

As of November 30, 2012, our operating expenses were approximately $150,000 per month, which amount includes salaries and other corporate overhead, but excludes lease operating and interest expenses.

By agreement dated March 15, 2011, we entered into a farmout agreement with an unrelated third party pertaining to a 100-acre lease in the Batson Dome Field.  As of November 30, 2012 we  had drilled three wells on the lease. Pursuant to the farmout agreement we have the option of drilling additional wells on the lease, subject to certain conditions. We estimate the cost of drilling and completing any well on this lease will be approximately $500,000.

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

By agreement dated May 1, 2012, we entered into a farmout agreement with an unrelated third party pertaining to a 45-acre lease in the Hull-Daisetta Field. Pursuant to the agreement, we have the obligation to commence drilling a well on the lease by January 31, 2013.  Subject to the commencement of drilling the first well by January 31, 2013, and completing the well if warranted, we have the option of drilling additional wells on the lease; provided however, that unless we commence drilling each well within 180 days of the date the latest well is completed or abandoned, the right to drill any additional wells on the lease will terminate. We estimate the cost of drilling and completing any well on this lease will be approximately $750,000.

We estimate we will spend approximately $7,000,000 during the twelve months ending November 30, 2013 for drilling and completing wells and for various other projects.

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

Other than as disclosed above, we do not know of any:

●	Trends, demands, commitments, events or uncertainties that will result in, or that are reasonably likely to result in, any material increase or decrease in our liquidity; or
●	Significant changes in our expected sources and uses of cash.

Contractual Obligations

Our material future contractual obligations as of September 30, 2012 were as follows:

	Total	2013	2014	2015	Thereafter

2010 Convertible notes (1)	$325,000	$325,000	$-	-	-

2012 Convertible notes	$8,254,500	-	-	$8,254,000	$-

Office lease	$65,800	$65,800	$-	-	-

(1)	These notes were repaid in October 2012.

Critical Accounting Policies and New Accounting Pronouncements

See Note 2 to the financial statements included as part of this report, for a description of our critical accounting policies and the potential impact of the adoption of any new accounting pronouncements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

See the financial statements and accompanying notes included with this report.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.  CONTROLS AND PROCEDURES.

An evaluation was carried out under the supervision and with the participation of our management, including our Principal Executive and Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-K.  Disclosure controls and procedures are procedures designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-K, is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and is communicated to our management, including our Principal Executive and Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our management concluded that, as of September 30, 2012, our disclosure controls and procedures were effective.

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

Warren Dillard, our Principal Executive and Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of September 30, 2012 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls.

 Based on this evaluation, management concluded that our internal control over financial reporting was effective as of September 30, 2012.

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

Name	Age	Position

Warren M. Dillard	70	President, Chief Executive, Financial and Accounting Officer and a Director
R. Gerald Bailey	71	Chairman of the Board and a Director
Michael L. Fraim	50	Vice President, Technology
Delton C. Drum	55	Vice President, Field Operations
Steven M. Powers	70	Vice President of Business Development, Secretary and a Director
Rick A. Wilber	65	Director
John P. Barton	68	Director

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

Rick Wilber and John Barton are independent, as that term is defined in Section 803 A(2) of the NYSE MKT Company Guide. Warren Dillard acts as our financial expert.

We have adopted a code of ethics applicable to our principal executive, financial and accounting officers and persons performing similar functions.

ITEM 11.  EXECUTIVE COMPENSATION

The following table summarizes the compensation received by our principal executive and financial officers during the two years ended September 30, 2012.

				Restricted		Other
	Fiscal	Salary	Bonus	Stock Awards	Option Awards	Annual Compensation
Name and Principal Position	Year	(1)	(2)	(3)	(4)	(5)	Total

Warren Dillard	2012	$150,000	-	-	-	$40,000	$190,000
President, Principal Executive,	2011	$135,000	-	-	-	-	$135,000
Financial and Accounting Officer

R. Gerald Bailey	2012	$190,000	-	-	-	-	190,000
Chairman of the Board	2011	$105,000	-	-	-	-	$105,000

Michael Fraim	2012	$100,000	-	-	-	-	$100,000
Vice President Technology	2011	$10,000	-	-	-	-	$10,000

(1)	The dollar value of base salary (cash and non-cash) earned.

(2)	The dollar value of bonus (cash and non-cash) earned.

(3)	The value of the shares of restricted stock issued as compensation for services computed in accordance with ASC 718 on the date of grant.

(4)	The value of all stock options computed in accordance with ASC 718 on the date of grant.

(5)	All other compensation received that could not be properly reported in any other column of the table.

The following shows the amounts we expect to pay to our officers and directors during the twelve months ending November 30, 2013 and the amount of time these persons expect to devote to us.

		Percent of Time to be
Name	Projected Compensation	Devoted to our Business

Warren Dillard	$190,000	100%
R. Gerald Bailey	$240,000	25%
Steven Powers	$115,000	40%
Rick A. Wilber	$30,000	10%
John Barton	$54,000	30%

Michael Fraim provides consulting services from time to time and is compensated on the basis of actual time spent.

Delton Drum is compensated through his company, C.F.O., Inc., which is the operator for any wells we drill in the Batson Dome Field. We entered into an operating agreement with C.F.O., Inc. dated October 1, 2010. As operator, C.F.O., Inc. receives $2,500 per month for each well being drilled or completed, subject to reductions for days when a well, or wells, are not being drilled. In addition, C.F.O., Inc. is paid $250 per month for each operating well. We may remove C.F.O., Inc. for good cause if it fails to cure a default under the operating agreement within 30 days’ notice from us of a default. C.F.O., Inc. is required to carry insurance for our benefit and may not undertake any single project requiring an expenditure in excess of $5,000 without our prior authorization, except in the case of an emergency. The operating agreement will remain in effect so long as the oil leases covered by the agreement continue in operation.

We have an employment agreement with Warren Dillard which provides that Mr. Dillard is paid a base salary of $12,500 per month, plus an amount equal to the federal and state taxes that he is required to pay with respect to his base salary. The employment agreement with Mr. Dillard can be terminated at any time, by either party, upon 10 days’ notice, without cause.

We have an employment agreement with R. Gerald Bailey. Pursuant to the agreement, we will pay Mr. Bailey $20,000 per month Our agreement with Mr. Bailey is terminable at any time, by either party without cause or penalty.

We have an employment agreement with Steven Powers. Pursuant to the agreement, Mr. Powers devotes approximately 40% of his time to our business and we pay him a base salary of $7,500 per month, plus an amount equal to the federal and state taxes that he is required to pay with respect to his base salary. The employment agreement with Mr. Powers can be terminated at any time, by either party, upon 10 days’ notice, without cause.

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

The following tables show all options granted pursuant to the Non-Qualified Stock Option Plan.  As of November 30, 2012, none of the options had been exercised. The options are fully vested.

		Shares Issuable
	Grant	Upon Exercise	Exercise	Expiration
Name	Date	of Options (1)	Price	Date

Warren M. Dillard	1-10-11	200,000	$1.00	1-10-14
R. Gerald Bailey	1-10-11	200,000	$1.00	1-10-14
Steven M. Powers	1-10-11	100,000	$1.00	1-10-14
Rick A. Wilber	1-10-11	150,000	$1.00	1-10-14
John P. Barton	1-10-11	100,000	$1.00	1-10-14
Ben Barton	1-10-11	100,000	$1.00	1-10-14

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

Compensation of Directors During Year Ended September 30, 2012. During the year ended September 30, 2012, we did not compensate our directors for acting as such.

Compensation Committee Interlocks and Insider Participation. Rick Wilber and John Barton are the members of our compensation committee. During the year ended September 30, 2012, both Mr. Wilber and Mr. Barton participated in deliberations concerning executive officer compensation. During the year ended September 30, 2012, none of our officers was also a member of the compensation committee or a director of another entity, which other entity had one of its executive officers serving as one of our directors.

  ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table shows the beneficial ownership of our common stock, as of November 30, 2012, by (i) each person whom we know beneficially owns more than 5% of the outstanding shares of our common stock, (ii) each of our officers, (iii) each of our directors, and (iv) all the officers and directors as a group. Unless otherwise indicated, each owner has sole voting and investment powers over his shares of common stock. Unless otherwise indicated, beneficial ownership is determined in accordance with the Rule 13d-3 promulgated under the Securities and Exchange Act of 1934, as amended, and includes voting or investment power with respect to shares beneficially owned.

	Number of Shares		Percentage of Class
Name and Address of Beneficial Owner	Beneficially Owned

Warren M. Dillard (2)	1,062,732	(2)(3)	8.3%
1330 Post Oak Blvd., Suite 1600
Houston, Texas 77056

R. Gerald Bailey	396,032	(3)	3.1%
1330 Post Oak Blvd., Suite 1600
Houston, Texas 77056

Michael L. Fraim	30,000		*
9266 N. Ventura Ave.
Ventura, CA 93001

Delton C. Drum	40,000		*
2626 Royal Trail Dr.
Kingwood, TX 77339

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned		Percentage of Class

Steven M. Powers (2)	957,732	(2)(4)	7.5%
1999 Avenue of the Stars, Ste. 1100
Los Angeles, CA 90067

Rick A. Wilber	1,173,332	(5)	9.2%
10360 Kestrel Street
Plantation, FL 33324

John P. Barton (2)	467,732	(2)(4)(6)	3.7%
1200 17th Street, Suite 570
Denver, CO 80202

All officers and directors as a group	4,127,560	(7)	31.8%
(7 persons)
______________
* Less than 1%

(1)	Assumes none of our outstanding notes is converted and none of our outstanding warrants is exercised.
(2)	Shares are beneficially held through trusts or other entities under the control of this beneficial owner.
(3)	Includes 200,000 shares issuable upon exercise of an option that is currently exercisable.
(4)	Includes 100,000 shares issuable upon exercise of an option that is currently exercisable.
(5)	Includes 150,000 shares issuable upon exercise of an option that is currently exercisable.
(6)	Includes 100,000 shares owned by Mr. Barton's wife.
(7)	Includes 750,000 shares issuable upon exercise of options that are currently exercisable.

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

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

Briggs & Veselka Co. audited our financial statements for the two years ended September 30, 2012.  The following table shows the fees billed to us during the periods presented by Briggs & Veselka.

	Year Ended	Year Ended
	September 30, 2012	September 30, 2011

Audit Fees	$69,849	$20,076
Audit-Related Fees	$27,055	$156,202
Tax Fees	$15,401	$8,458
All Other Fees	$3,087	--

Audit fees represent amounts billed for professional services rendered for the audit of our annual financial statements and reviews of our quarterly financial statements.

Audit-related fees represent amounts billed for the preparation of a comfort letter in connection with our initial public offering, consents related to other regulatory filing, audit/review of interim financial statements included in our registration statement on Form S-1, and consulting related to the implementation of accounting standards.

Tax fees include professional services for tax return preparation and income tax audit support.

All other fees includes professional services related to assistance with acquisitions.

The policy of our directors is to pre-approve all audit and non-audit services provided by our independent auditors.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following exhibits are filed with this Registration Statement:

Exhibits

3.1*	Articles of Incorporation
3.2*	Bylaws
4.1*	Form of Common Stock Certificate
4.2*	Form of Unit Certificate
4.3*	Form of Class A Warrant Certificate
4.5*	Form of Warrant Agreement
4.6*	Form of Representative's Warrant
4.7*	Non-Qualified Stock Option Plan
4.8**	Form of Series A Warrant
4.9**	Form of Series B Warrant
4.10**	Form of Series C Warrant
4.11**	Form of Series D Warrant
4.12**	Form of Series E Warrant
10.1*	Purchase Agreement between C.F.O., Inc. and Vanguard Energy Corporation
10.2*	Purchase Agreement between Sidekick Xploration, LLC and Enecor, Inc.
10.3*	Assignment between C.F.O., Inc. and Vanguard Energy Corporation
10.4*	Employment Agreement with Warren Dillard
10.5*	Employment Agreement with R. Gerald Bailey
10.6*	Employment Agreement with Steven Powers
10.7*	Farmout Agreement with Claire Oil & Gas, Inc.
10.8*	Operating Agreement with C.F.O, Inc.
10.9*	Farmout Agreement with Exxon/Mobil
10.10*	Form of Convertible Note
10.11*	Amendment to Farmout Agreement with Claire Oil & Gas, Inc.
10.12*	Form of Lock-Up Agreement required by State Securities Administrators
14*	Code of Ethics
21*	Subsidiaries
99	Oil and Gas Reserve Report
___________________
*	Incorporated by reference to the same exhibit filed with the Company’s Registration Statement on Form S-1 (File # 333-174194).

**	Incorporated by reference to the same exhibit filed with the Company’s registration statement on Form S-1 (File # 333-180987).

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Vanguard Energy Corporation

We have audited the accompanying consolidated balance sheets of Vanguard Energy Corporation ("the Company") as of September 30, 2012 and 2011 and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based upon our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2012 and 2011, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Briggs & Veselka Co.

Briggs & Veselka Co.
Houston, Texas

December 27, 2012

VANGUARD ENERGY CORPORATION
CONSOLIDATED BALANCE SHEETS

	September 30,	September 30,
	2012	2011
ASSETS
Current assets
Cash and cash equivalents	$3,090,422	$453,243
Accounts receivable	615,631	257,147
Other assets	6,132	4,428
Total current assets	3,712,185	714,818

Property and equipment
Oil and gas, on the basis of full cost accounting
Proved properties	9,288,166	3,606,967
Unproved properties and properties under development, not being amortized	1,427,294	619,679
Furniture and equipment	24,494	2,014
Less: accumulated depreciation, depletion and amortization	(1,108,956)	(264,657)
Total property and equipment	9,630,998	3,964,003

Debt issuance costs	857,412	338,345
Other assets	15,570	527,886

Total assets	$14,216,165	$5,545,052

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$414,873	$180,031
Other liabilities	344,712	75,056
Current portion of notes payable, net of discount of $77,584 and $0	247,416	-
Current portion of conversion feature liability	564	-
Total current liabilities	1,007,565	255,087

Notes payable, net of discount of $635,748 and $1,066,539	7,618,752	2,333,461
Participation liability	1,573,605	1,172,315
Conversion feature liability	583,454	720,593
Warrant liabilities	68,746	400,319
Asset retirement obligations	96,410	24,629

Total liabilities	10,948,532	4,906,404

Commitments and contingencies	-	-

Stockholders' equity
Preferred stock, $0.00001 par value; 5,000,000 shares authorized, none issued or outstanding	-	-
Common stock, $0.00001 par value; 50,000,000 shares authorized,
12,741,512 and 7,880,822 shares issued and outstanding	127	79
Additional paid-in capital	5,522,204	1,866,110
Accumulated deficit	(2,254,698)	(1,227,541)
Total stockholders' equity	3,267,633	638,648
Total liabilities and stockholders' equity	$14,216,165	$5,545,052

The accompanying notes are an integral part of these consolidated financial statements.

VANGUARD ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year	Fiscal Year
	Ended	Ended
	September 30, 2012	September 30, 2011

Revenues
Oil and gas sales	$3,369,407	$1,899,584

Costs and expenses
Lease operating expense	672,233	200,742
Production taxes	155,616	87,217
Depreciation, depletion and amortization	844,299	264,657
Asset retirement obligation accretion	8,922	3,260
General and administrative	1,564,475	1,013,304
Total costs and expenses	3,245,545	1,569,180

Income from operations	123,862	330,404

Other income (expense)
Interest income	3,062	904
Interest expense	(1,171,756)	(679,629)
Change in fair value of warrant and
conversion feature liabilities	1,081,371	(761,076)
Change in estimate of participation liability	(653,057)	-
Loss on debt extinguishment	(410,639)	-
Total other income (expense)	(1,151,019)	(1,439,801)

Loss before income taxes	(1,027,157)	(1,109,397)

Provision for income taxes	-	-

Net loss	$(1,027,157)	$(1,109,397)

Loss per share – Basic	$(0.09)	$(0.15)
Weighted average number of
common shares	11,901,830	7,170,906

Loss per share – Diluted	$(0.09)	$(0.15)
Weighted average number of common
and potential common shares	11,901,830	7,170,906

The accompanying notes are an integral part of these consolidated financial statements.

VANGUARD ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

					Total
	Common Stock		Additional	Accumulated	Stockholders’
	Shares	Amount	Paid In Capital	Deficit	Equity

Balance at
October 1, 2010	5,912,500	$59	$409,841	$(118,144)	$291,756

Stock-based
compensation	15,000	-	258,731	-	258,731

Exercise of warrants	453,322	5	181,299	-	181,304

Issuance of
common stock units	1,500,000	15	1,016,239	-	1,016,254

Net loss	-	-	-	(1,109,397)	(1,109,397)

Balance at
October 1, 2011	7,880,822	$79	$1,866,110	$(1,227,541)	$638,648

Stock-based
compensation	60,690	-	59,700	-	59,700

Issuance of
common stock units	4,800,000	48	3,596,394	-	3,596,442

Net loss	-	-	-	(1,027,157)	(1,027,157)

Balance at
September 30, 2012	12,741,512	$127	$5,522,204	$(2,254,698)	$3,267,633

The accompanying notes are an integral part of these consolidated financial statements.

VANGUARD ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year	Fiscal Year
	Ended	Ended
	September 30, 2012	September 30, 2011

Cash flows from operating activities
Net loss	$(1,027,157)	$(1,109,397)
Adjustments to reconcile net loss
to net cash from operating activities:
Loss on debt extinguishment	410,639	-
Change in estimate of participation liability	653,057	-
Depreciation, depletion and amortization	844,299	264,657
Amortization of debt issuance costs	237,809	205,697
Asset retirement obligation accretion	8,922	3,260
Amortization of debt discount	736,446	280,256
Accretion of participation liability	97,535	108,503
Stock-based compensation expense	59,700	258,731
Change in fair value of warrant and conversion
feature liabilities	(1,081,371)	761,076
Change in operating assets and liabilities:
Accounts receivable	(358,484)	(252,247)
Other assets	(14,680)	42,977
Accounts payable	(54,291)	93,721
Other liabilities	(129,341)	(179,968)
Net cash from operating activities	383,083	477,266

Cash flows from investing activities
Purchase of furniture and equipment	(22,480)	(2,014)
Purchase of oil and gas properties	-	(309,247)
Capital expenditures on oil and gas properties	(6,113,295)	(3,087,047)
Net cash from investing activities	(6,135,775)	(3,398,308)

Cash flows from financing activities
Debt issuance costs	(813,780)	(400,051)
Equity offering costs	(199,849)	(525,291)
Proceeds from issuance of common stock and warrants	4,224,000	1,340,155
Proceeds from exercise of warrants	-	45,289
Repayment of note payable	-	(642,753)
Proceeds from issuance of notes payable	5,179,500	3,400,000
Net cash from financing activities	8,389,871	3,217,349

Net change in cash and cash equivalents	2,637,179	296,307

Cash and cash equivalents
Beginning of period	453,243	156,936

End of period	$3,090,422	$453,243

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

The Company's fiscal year-end is September 30. The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and pursuant to the accounting and disclosure rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). A summary of the significant accounting policies applied in the preparation of the accompanying financial statements follows.

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

Reclassifications – Certain amounts previously presented for prior periods have been reclassified to conform to the current presentation. The reclassifications had no effect on net loss, working capital or equity previously reported.

Cash and Cash Equivalents—The Company considers all highly liquid instruments purchased with a maturity date of three months or less to be cash equivalents.

Oil and Gas Properties—The Company follows the full cost accounting method to account for oil and natural gas properties, whereby costs incurred in the acquisition, exploration and development of oil and gas reserves are capitalized. Such costs include lease acquisition, geological and geophysical activities, rentals on nonproducing leases, drilling, completing and equipping of oil and gas wells and administrative costs directly attributable to those activities and asset retirement costs. Disposition of oil and gas properties are accounted for as a reduction of capitalized costs, with no gain or loss recognized unless such adjustment would significantly alter the relationship between capital costs and proved reserves of oil and gas, in which case the gain or loss is recognized to  operations.

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

VANGUARD ENERGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Under full cost accounting rules for each cost center, capitalized costs of evaluated oil and gas properties, including asset retirement costs, less accumulated amortization and related deferred income taxes, may not exceed an amount (the "cost ceiling") equal to the sum of (a) the present value of future net cash flows from estimated production of proved oil and gas reserves, based on current prices and operating conditions, discounted at ten percent (10%), plus (b) the cost of properties not being amortized, plus (c) the lower of cost or estimated fair value of any unproved properties included in the costs being amortized, less (d) any income tax effects related to differences between the book and tax basis of the properties involved. If capitalized costs exceed this limit, the excess is charged to  operations.  For purposes of the ceiling test calculation, current prices are defined as the unweighted arithmetic average of the first day of the month price for each month within the 12 month period prior to the end of the reporting period.  Prices are adjusted for basis or location differentials.  Unless sales contracts specify otherwise, prices are held constant for the productive life of each well.  Similarly, current costs are assumed to remain constant over the entire calculation period.

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

Revenue Recognition—Oil and gas sales result from undivided interests held by the Company in oil and gas properties. Sales of oil and gas produced from oil and gas operations are recognized when the product is delivered to the purchaser and title transfers to the purchaser. The Company had no natural gas sales imbalance positions at September 30, 2012 or 2011. Charges for gathering and transportation are included in production expenses.

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

Capitalized Interest—Interest is capitalized as part of the historical cost of developing and constructing assets for significant projects. Significant oil and gas investments in unproved properties, significant exploration and development projects for which depreciation, depletion and amortization expense is not currently recognized, and exploration or development activities that are in progress qualify for interest capitalization. Interest is capitalized until the asset is ready for service. Capitalized interest is determined by multiplying the Company's weighted-average borrowing cost on debt by the average amount of qualifying costs incurred. Once an asset subject to interest capitalization is completed and placed in service, the associated capitalized interest is expensed through depletion or impairment, along with other capitalized costs related to that asset.

VANGUARD ENERGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Debt Issuance Costs—Costs incurred in connection with the issuance of long-term debt are capitalized and amortized over the term of the related debt.

Participation Liability—The participation liability associated with outstanding long-term debt is recorded at fair value as determined utilizing a present value factor of 10 applied to proved developed reserves. Payments made for the participation liability are reported as interest expense. Changes in the fair value of the participation liability are recorded as additions or deductions to the discount on the long-term debt to the extent this debt remains outstanding.  Once the associated debt is repaid, changes in the participation liability are recorded to other expense in the statements of operations.

Conversion Feature Liability and Warrant Liabilities—The conversion feature liability and warrant liabilities are recorded at fair value based upon valuation models utilizing relevant factors such as expected life, estimated volatility, risk-free interest and expected dividend rate. Changes in the fair value of these liabilities are reported in the statements of operations.

Stock-Based Compensation—The Company accounts for employee stock-based compensation using the fair value method. The fair value attributable to stock options is calculated based on the Black-Scholes option pricing model and is amortized to expense over the service period which is equivalent to the time required to vest the stock options.

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

Earnings (Loss) Per Share—Basic earnings (loss) per share have been calculated based upon the weighted-average number of common shares outstanding. The weighted-average number of common shares outstanding used in the computations of earnings (loss) per share was 11,901,830 for 2012 and 7,170,906 for 2011. The calculation of diluted weighted-average shares outstanding for 2012 and 2011 excludes 19,751,560 shares and 8,110,000 shares, respectively, issuable pursuant to outstanding warrants, stock options and debt conversion features because their effect is anti-dilutive.

Concentration of Credit Risk—The Company is subject to credit risk resulting from the concentration of its oil and natural gas receivables with significant purchasers. One purchaser accounted for all of the Company's oil and gas sales revenues for 2012 and 2011. The Company does not require collateral. While the Company believes its recorded receivable will be collected, in the event of default the Company would follow normal collection procedures. The Company does not believe the loss of this purchaser would materially impact its operating results as oil and gas are fungible products with well-established markets and numerous purchasers.

VANGUARD ENERGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

At times, the Company maintains deposits in federally insured financial institutions in excess of federally insured limits. Management monitors the credit ratings and concentration of risk with these financial institutions on a continuing basis to safeguard cash deposits.

Fair Value Measurements—The carrying value of cash and cash equivalents, accounts receivable, and accounts payable, as reflected in the balance sheets, approximate fair value because of the short-term maturity of these instruments. The estimated fair value of long-term debt was determined by discounting future cash flows using rates currently available to the Company for debt with similar terms and remaining maturities. The Company calculated that the estimated fair value of the long term debt is not significantly different than the carrying value of the debt. The participation liability associated with outstanding long-term debt was determined by utilizing a present value factor of 10 applied to proved developed reserves associated with the wells drilled with the proceeds of the notes.

Fair value is defined as the price that would be received to sell an asset or price paid to transfer a liability in an orderly transaction between market participants at the measurement date. Inputs used in determining fair value are classified for disclosure purposes according to a hierarchy that prioritizes those inputs based upon the degree to which they are observable. The three levels of the fair-value-measurement hierarchy are as follows:

●	Level 1—Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

●
Level 2—Inputs that reflect quoted prices for identical assets or liabilities in markets that are not active; quoted prices for similar assets or liabilities in active markets; inputs other than quoted prices that are observable for the asset or the liability; or inputs that are derived principally from or corroborated by observable market data by correlation or other means.

●
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

Various other accounting standards updates were recently issued, most of which represented technical corrections to the accounting literature or were applicable to specific industries, and are not expected to a have a material impact on the Company's financial position, results of operations or cash flows.

NOTE 3 –ACQUISITIONS

By agreement dated March 15, 2011, the Company entered into a farmout agreement with an unrelated third party pertaining to a 100-acre lease in the Batson Dome Field. As of September 30, 2012, the Company had drilled three wells on the lease. Pursuant to the farmout agreement the Company has the option of drilling additional wells on the lease; provided however, that if it does not drill at least six wells in any twelve month period the right to drill any additional wells on the lease will terminate. The estimated cost of drilling and completing any well on this lease is approximately $500,000.As of September 30, 2012, the Company had drilled three wells on this lease.

By agreement dated May 25, 2011, the Company entered into a farmout agreement with an unrelated third party pertaining to a 100-acre lease in the Batson Dome Field. Pursuant to the agreement, the Company had the obligation to commence drilling a well on the lease by June 14, 2012. In June 2012, the Company paid $10,000 to extend the agreement, whereby it now has an obligation to commence drilling by June 14, 2013. Subject to the commencement of drilling the first well by June 14, 2013, and completing the well if warranted, the Company has the option of drilling additional wells on the lease; provided however, that unless the Company commences drilling each well within 180 days of the date the latest well is completed or abandoned, the right to drill any additional wells on the lease will terminate. The estimated cost of drilling and completing any well on this lease is approximately $1,000,000.  As of September 30, 2012, the Company had not commenced any drilling operations on the lease subject to the farmout agreement.

By agreement dated January 6, 2012, the Company entered into a three-year farmout agreement with an unrelated third party pertaining to another 70-acre lease in the Batson Dome Field. The estimated cost of drilling and completing any well on this lease is approximately $1,000,000.

VANGUARD ENERGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

By agreement dated May 1, 2012, the Company entered into a farmout agreement with an unrelated third party pertaining to  a 45-acre lease in the Hull-Daisetta Field. Pursuant to the agreement, the Company has the obligation to commence drilling a well on the lease by January 31, 2013. Subject to the commencement of drilling the first well by January 31, 2013, and completing the well if warranted, the Company has the option of drilling additional wells on the lease; provided however, that unless the Company commences drilling each well within 180 days of the date the latest well is completed or abandoned, the right to drill any additional wells on the lease will terminate. The estimated cost of drilling and completing any well on this lease is approximately $750,000.  As of September 30, 2012, the Company had not drilled any wells on this lease.

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

On December 16, 2010, and in payment of $259,247 in cash, the Company acquired a ninety percent (90%) working  interest in 10 acres adjacent to its existing 220 acres under lease in the Batson Dome Field, as well as a ninety percent (90%) working interest in two producing oil wells and three shut in wells located on the 10 acre lease. The leases and wells were acquired from C.F.O., Inc.  This purchase was accounted for under the acquisition method of accounting and, as such, the assets and liabilities of the acquired properties are recognized at their estimated fair values as of the date of the acquisition.  The estimated fair value of these properties approximates the consideration paid, which the Company concluded approximates the fair value that would be paid by a typical market participant. Acquisition-related costs of approximately $15,000 were expensed. The purchase price for the acquisition was allocated as follows:

Consideration paid -- cash	$259,247
Recognized amounts of identifiable assets acquired and liabilities assumed:
Proved developed and undeveloped properties	274,463
Asset retirement obligations	(15,216)
Total identifiable net assets	$259,247

The unaudited financial information in the table below summarizes the combined results of the Company's operations and the properties acquired, on a pro forma basis, as though the purchase had taken place at the October 1, 2010. The pro forma information is based on the Company's results of operations for 2012 and 2011 on historical results of the properties acquired, and on estimates of the effect of the transactions to the combined results. Because the acquisitions occurred in prior periods, the 2012 pro forma amounts are the same as the actual amounts. The pro forma information is not necessarily indicative of results that actually would have occurred had the transaction been in effect for the periods indicated, or of results that may occur in the future.

VANGUARD ENERGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	Fiscal Year		Fiscal Year
	Ended		Ended
	September 30, 2012		September 30, 2011
	Actual	Proforma	Actual	Proforma

Revenues	$3,369,407	$3,369,407	$1,899,584	$1,906,804
Net loss	(1,027,157)	(1,027,157)	(1,109,397)	(1,107,798)
Loss per share – Basic and diluted	(0.09)	(0.09)	(0.15)	(0.15)

Through these acquisitions, the Company owns a ninety percent (90%) working interest in mineral leases for 230 acres in the Batson Dome Field. C.F.O., Inc. is a related party and owns the remaining ten percent (10%) working interest and is the operator for the mineral leases pursuant to a joint operating agreement between the Company and C.F.O., Inc.  The Company has recorded a receivable from C.F.O., Inc. for their 10% share of capital expenditures.  At September 30, 2012, this amount totaled $238,940 and is expected to be repaid within the next twelve months from C.F.O., Inc.’s share of production or from other sources.

NOTE 4 – ASSET RETIREMENT OBLIGATIONS

During the fiscal years presented, the Company brought a number of oil and gas wells into productive status and will have asset retirement obligations once the wells are permanently removed from service. The primary obligations involve the removal and disposal of surface equipment, plugging and abandoning the wells, and site restoration. For the purpose of determining the fair value of ARO incurred during the fiscal years presented, the Company used the following assumptions:

	September 30, 2012	September 30, 2011

Inflation rate	4%	4%
Estimated asset life	9.5 years	9.5 years
Credit adjusted risk free interest rate	18%	18%

VANGUARD ENERGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following table shows the change in the Company's ARO for 2011 and 2012:

Asset retirement obligations at October 1, 2010	$-

Obligations assumed in acquisition	15,216
Additional retirement obligations incurred	6,153
Changes in estimate	-
Accretion expense	3,260
Settlements	-

Asset retirement obligations at September 30, 2011	$24,629

Obligations assumed in acquisition	-
Additional retirement obligations incurred	36,959
Change in estimate	49,428
Accretion expense	8,922
Settlements	(23,528)

Asset retirement obligations at September 30, 2012	$96,410

VANGUARD ENERGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – LONG-TERM DEBT

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

Direct costs of $400,051 were incurred in connection with the issuance of the 2010 Convertible Promissory Notes.  The Company also issued the placement agent Series B warrants for the purchase of up to 340,000 shares of common stock at a price of $1.20 per share at any time prior to October 31, 2014, 170,000 shares of common stock at a price of $4.00 per share at any time prior to October 31, 2014, and 453,322 shares of common stock at a price of $0.10 per share at any time prior to March 31, 2011.  As of September 30, 2012, 453,322 warrants have been exercised. The warrants also provide for adjustment to their exercise prices  under certain circumstances.

During 2012, $3,075,000 of the 2010 Convertible Promissory Notes outstanding were surrendered in exchange for new 2012 Convertible Promissory Notes as discussed below. The remaining notes, which had an outstanding principal balance of $325,000, were repaid in October 2012.

2012 Convertible Promissory Notes – During 2012, the Company issued $8,254,500 of Convertible Promissory Notes, due and payable on June 30, 2015 and convertible at the holder’s option, into common stock of the Company at $1.25 per share.  The Convertible Promissory Notes bear interest at 15% per year, payable quarterly. Of the total amount raised, $5,179,500 represented new cash investors and $3,075,000 represented investors from the 2010 convertible note offering who chose to roll their investment in that earlier offering into the Company's new offering. Net proceeds from this financing are being used to fund an accelerated developmental drilling program in the Company's oil fields located in Southeast Texas and to pay any of the 2010 Convertible Promissory Notes that remain outstanding on October 31, 2012, the maturity date of those notes.

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

Direct costs of $813,780 were incurred in connection with the issuance of the 2012 Convertible Promissory Notes.  The Company recognized a loss on debt extinguishment of $410,639 related to the investors who chose to roll their investment in the 2010 Convertible Promissory Notes into the new offering. The placement agents for this offering received a cash commission of $619,905 as well as 537,360 Series E warrants. Each Series E warrant entitles the holder to purchase one share of the Company’s common stock. The Series E warrants may be exercised at any time on or before June 30, 2017 at a price of $1.55 per share.

Total Indebtedness under Convertible Promissory Notes – The Company’s combined gross outstanding balance of the 2010 and 2012 Convertible Promissory Notes was $8,579,500 as of September 30, 2012.  As of September 30, 2012, the combined unamortized discount on the 2010 and 2012 Convertible Promissory Notes totaled $713,332.  Interest expense for the amortization of debt issuance costs and discount on the notes was $965,748 and $485,910 for the years ended September 30, 2012 and 2011, respectively.  The combined effective interest rate of the 2010 and 2012 Convertible Promissory Notes (net of the participation liability discussed below) was 26.5% as of September 30, 2012.

VANGUARD ENERGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Net Profits Interest Participation Liability – The note holder’s twenty percent (20%) net profits interest granted with the issuance of the 2010 Convertible Promissory Notes is owned by Vanguard Net Profits, LLC, a Texas limited liability company (the “Fund”). The Company has a 1% interest in the Fund and is the Fund’s manager.  Persons that purchased the Company’s 2010 Convertible Promissory Notes own the remaining interest in the Fund.

The Company has recognized a participation liability related to the net profits interest granted. This participation liability is reflected in the liability section of the balance sheets at its estimated fair value of $1,573,605 as of September 30, 2012 and $1,172,315 as of September 30, 2011. At any time, the Company may purchase the net profits interests held by the Fund for $3,400,000.

The Company estimated the fair value of the participation liability utilizing a present value factor of 10 applied to proved developed reserves associated with the wells drilled and completed with the proceeds of the notes.   Changes in the fair value of the participation liability are recorded as additions or deductions to the discount on the long-term debt to the extent 2010 Convertible Promissory Notes remain outstanding.  Otherwise, changes in the participation liability are recorded to other expense in the statements of operations.

The Company incurred expense associated with this net profits interest during the years ended September 30, 2012 and 2011 of $97,535 and $108,503, respectively. This amount is reported as interest expense in the statement of operations. The Company also made payments under this arrangement of $375,470 and $329,006 during the years ended September 30, 2012 and 2011, respectively.

NOTE 6 – INCOME TAXES

The provision for income taxes consists of the following:

	Fiscal Year Ended	Fiscal Year Ended
	September 30, 2012	September 30, 2011

Current	$-	$-
Deferred	-	-
Total	$-	$-

VANGUARD ENERGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The provision for income taxes differs from the amount computed by applying the federal statutory income tax rate (34%) on operations as follows:

	Fiscal Year Ended	Fiscal Year Ended
	September 30, 2012	September 30, 2011

Income tax expense computed at statutory rates	$(349,233)	$(377,195)
Non-deductible items	(366,608)	259,666
Change in valuation allowance	715,841	117,529
Total	$-	$-

The components of the net deferred tax asset were as follows:

	September 30,	September 30,
	2012	2011
Deferred tax assets
Net operating loss carryforwards	$2,987,160	$824,260
Stock-based compensation	103,367	82,869
Other	-	-

Deferred tax liability - oil & gas properties	(2,319,346)	(749,431)
Participation liability	102,739	-

Net deferred tax assets before valuation allowance	873,920	157,698
Valuation allowance	(873,920)	(157,698)

Net deferred tax asset	$-	$-

A valuation allowance has been established to offset reported deferred tax assets. The Company's accumulated net operating losses were approximately $8.8 million at September 30, 2012 and begin to expire if not utilized in the year 2030.

VANGUARD ENERGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

During the years ended September 30, 2012 and 2011, the Company issued 60,690 and 15,000 shares, respectively, of restricted stock for investor relations consulting services. The Company recognized expense of $59,700 during 2012 and $15,000 during 2011 related to the issuance of these shares.

Following the above issuances of common stock, the Company has 12,741,512 shares issued and outstanding as of September 30, 2012.

VANGUARD ENERGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Warrants—The following table summarizes certain information regarding outstanding warrants as of September 30, 2012 and 2011:

				Exercise	Warrants Outstanding
Type	Issuance Date	Expiration Date		Price	2012	2011
Series A	December 1, 2010	October 31, 2014		$4.00	1,700,000	1,700,000
Series B	December 1, 2010	October 31, 2014		$1.20	340,000	340,000
Series B	December 1, 2010	October 31, 2014		$4.00	170,000	170,000
Series B	December 1, 2010	March 31, 2011	(1)	$0.10	-	-
Series C	February 28, 2011	February 28, 2016		$2.00	1,500,000	1,500,000
Series D	February 28, 2011	February 28, 2016		$1.20	150,000	150,000
Class A	December 2, 2011	November 29, 2016		$1.50	4,800,000	-
Series E	June 29, 2012	June 15, 2017		$1.55	296,300	-
Series E	July 6, 2012	June 15, 2017		$1.55	72,500	-
Series E	July 31, 2012	June 15, 2017		$1.55	57,160	-
Series E	September 5, 2012	June 15, 2017		$1.55	111,400	-

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

VANGUARD ENERGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

No stock options have been exercised to date. The Company recognized stock-based compensation expense of $243,731 during 2011 related to the issuance of these options.

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

Office Lease – The Company leases office space under an operating lease. Rent expense for 2012 and 2011 totaled $81,641 and $47,076, respectively.   Future minimum payments on office leases are shown below.

VANGUARD ENERGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Contractual Obligations – The Company’s material future contractual obligations by fiscal year as of September 30, 2012 were as follows:

	Total	2013	2014	2015	Thereafter

Convertible notes	$8,579,500	$325,000	-	$8,254,500	-
Office leases	$65,800	$65,800	-	-	-

The Company has no contractual capital commitments outstanding at September 30, 2012.  Management estimates the Company will spend approximately $7,000,000 during fiscal year 2013 for drilling and completing wells in the Batson Dome Field and various other projects.

NOTE 10 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table summarizes the financial liabilities measured at fair value on a recurring basis as of September 30, 2012 and 2011:

	Level	September 30, 2012	September 30, 2011

Participation liability	3	$1,573,605	$1,172,315
Conversion feature liability	3	584,018	720,593
Warrant liabilities	3	68,746	400,319

Total liabilities		$2,226,369	$2,293,227

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

VANGUARD ENERGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following tables present a reconciliation of those liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Participation Liability	Conversion Feature Liability	Warrant Liabilities	Total

Balance at September 30, 2011	$1,172,315	$720,593	$400,319	$2,293,227
Purchases, issuances and settlements	(349,302)	613,223	-	263,921
(Gains) losses included in earnings	750,592	(749,798)	(331,573)	(330,779)

Balance at September 30, 2012	$1,573,605	$584,018	$68,746	$2,226,369

NOTE 11 – SUPPLEMENTAL CASH FLOW INFORMATION

	Fiscal Year Ended	Fiscal Year Ended
	September 30, 2012	September 30, 2011

Interest paid	$250,734	$242,702
Interest capitalized (non-cash)	350,142	225,529
Exchange of 2010 Notes for 2012 Notes	3,075,000	-
Noncash investing and financing activities:
Capital expenditures included in accounts payable	289,133	84,365
Issuance of notes payable for oil and gas properties	-	357,085
Warrant liability settled on exercise	-	136,015
Recognition of liabilities for issuance of:
Series A warrants	-	1,188
Series B warrants	-	143,948
Series C warrants	-	274,516
Series D warrants	-	49,385
Issuance of Series E Warrants to placement agent	97,583	-
Recognition of conversion feature liability	670,893	26,771
Recognition of participation liability	-	737,886
Asset retirement obligations incurred	86,386	4,588

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

	Fiscal Year Ended September 30, 2012	Fiscal Year Ended September 30, 2011
Net revenues from production
Third-party sales	$3,369,407	$1,899,584

Production costs
Lease operating expense	672,233	200,742
Production taxes	155,616	87,217
Asset retirement obligation accretion	8,922	3,260
	836,771	291,219
Depreciation, depletion and amortization	842,571	264,489
	1,690,065	1,343,876
Income tax expense	573,270	455,843
Results of operations from producing activities	$1,116,795	$888,033

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

VANGUARD ENERGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	Fiscal Year Ended September 30, 2012	Fiscal Year Ended September 30, 2011
Property acquisitions
Unproved	$59,784	$407,085
Proved	-	259,247
Exploration	170,857	108,587
Development	6,258,174	3,084,194
Total Costs Incurred	$6,488,815	$3,859,113

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

	September 30, 2012	September 30, 2011
Capitalized costs
Unproved properties	$1,427,294	$619,679
Proved properties	9,288,166	3,606,967
	10,715,460	4,226,646
Less: Accumulated DD&A	1,107,060	264,657
Net capitalized costs	$9,608,400	$3,961,989

Costs Not Being Amortized. The following table sets forth a summary of oil and gas property costs not being amortized at September 30, 2012, by the period in which such costs were incurred. There are no individually significant properties or significant development projects included in costs not being amortized. The majority of the evaluation activities are expected to be completed within five years.

VANGUARD ENERGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

		Fiscal Year Ended	Fiscal Year Ended	Inception to
	Total	September 30, 2012	September 30, 2011	September 30, 2010

Property acquisition costs	$327,962	$-	$151,417	$176,545
Exploration and development	1,055,713	950,334	76,433	28,946
Capitalized interest	43,619	21,872	10,886	10,861
Total	$1,427,294	$972,206	$238,736	$216,352

Oil and Gas Reserve Information.    Nova Resources, Inc., an independent engineering firm, prepared the estimates of the proved reserves, future production, and income attributable to the leasehold interests as of September 30, 2012 and 2011. The estimated proved net recoverable reserves presented below include only those quantities that were expected to be commercially recoverable at prices and costs in effect at the balance sheet dates under the then existing regulatory practices and with conventional equipment and operating methods. Proved Developed Reserves represent only those reserves estimated to be recovered through existing wells. Proved Undeveloped Reserves include those reserves that may be recovered from new wells on undrilled acreage or from existing wells on which a relatively major expenditure for recompletion or secondary recovery operations is required. All of the Company's Proved Reserves are located onshore in the continental United States of America.

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

VANGUARD ENERGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Estimated Quantities of Proved Reserves

Oil
(Bbls)

September 30, 2010	164,950
Revisions of prior estimates	34,803
Purchases of reserves in place	362,790
Production	(26,733)
September 30, 2011	535,810
Revisions of prior estimates	192,386
Purchases of reserves in place	46,557
Production	(48,889)
September 30, 2012	725,864

	September 30, 2012	September 30, 2011

Estimated Quantities of Proved Developed Reserves	313,617	163,963
Estimated Quantities of Proved Undeveloped Reserves	412,247	371,847

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

VANGUARD ENERGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Standardized Measure of Oil and Gas

	September 30, 2012	September 30, 2011	September 30, 2010

Future cash inflows	$74,669,619	$50,622,329	$13,672,292
Future production costs	(9,364,444)	(6,273,765)	(1,611,534)
Future development costs	(6,175,000)	(5,557,500)	(2,750,000)
Future income taxes	(13,639,715)	(10,992,652)	(2,381,361)

Future net cash flows	45,490,460	27,798,412	6,929,397
Discount of future net cash flows at 10% per annum	(8,509,198)	(5,107,917)	(2,381,915)

Standardized measure of discounted future net cash flows	$36,981,262	$22,690,495	$4,547,482

The following table sets forth the changes in standardized measure of discounted future net cash flows relating to proved oil and gas reserves for the periods indicated.

Changes in Standardized Measure

	Fiscal Year Ended September 30, 2012	Fiscal Year Ended September 30, 2011

Sales of oil and gas produced, net of production costs	$(2,532,636)	$(1,608,365)
Purchases of minerals in place	-	11,457,772
Net change due to revisions in quantity estimates	17,466,030	-
Net changes in prices and production costs	3,134,171	4,459,237
Accretion of discount before income taxes	2,269,050	454,748
Changes in timing and other	(6,045,848)	3,379,621

Net change	$14,290,767	$18,143,013

VANGUARD ENERGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 – QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal Year Ended September 30, 2012
Revenues	$745,171	$862,505	$851,899	$909,832
Income (loss) from operations	187,773	91,222	(149,878)	(5,255)
Net income (loss)	17,380	254,367	(328,199)	(970,705)
Income (loss) per share – Basic and diluted (1)	$0.00	$0.02	$(0.03)	$(0.09)

Fiscal Year Ended September 30, 2011
Revenues	$-	$397,915	$917,067	$584,602
Income (loss) from operations	(144,183)	(227,246)	516,532	185,301
Net income (loss)	(172,399)	(1,241,088)	270,552	33,538
Income (loss) per share – Basic and diluted (1)	$(0.03)	$(0.18)	$0.03	$0.00

(1)
The sum of the individual quarterly income (loss) per share amounts may not agree with year-to-date net income per common share as each quarterly computation is based on the weighted-average number of common shares outstanding during that period. Securities deemed anti-dilutive were excluded from each quarter in which the Company reported a net loss.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 27th day of December, 2012.

VANGUARD ENERGY CORPORATION

By:	/s/ Warren Dillard
Warren Dillard, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of l934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Warren M. Dillard	Principal Executive, Financial and Accounting Officer and Director	December 27, 2012
Warren M. Dillard

/s/ Gerald Bailey	Director	December 27, 2012
Gerald Bailey

/s/ Steven M. Powers	Director	December 27, 2012
Steven M. Powers