Form 10-Q
period 2012-12-31
Vanguard Energy Corp
filed 2013-02-13
CIK 1497649

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2012

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 12,741,512 shares of common stock as of December 31, 2012.

VANGUARD ENERGY CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
ASSETS	2012	2012
	(Unaudited)
Current assets
Cash and cash equivalents	$1,285,858	$3,090,422
Accounts receivable	1,017,747	615,631
Other assets	7,774	6,132
Total current assets	2,311,379	3,712,185

Property and equipment
Oil and gas, on the basis of full cost accounting
Proved properties	11,067,982	9,288,166
Unproved properties and properties under
development, not being amortized	658,656	1,427,294
Furniture and equipment	24,872	24,494
Less: accumulated depreciation, depletion and amortization	(1,478,292)	(1,108,956)
Total property and equipment	10,273,218	9,630,998

Debt issuance costs	769,571	857,412
Other assets	15,125	15,570

Total assets	$13,369,293	$14,216,165

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$17,774	$414,873
Other liabilities	372,170	344,712
Current portion of notes payable, net of discount of $0 and $77,584	-	247,416
Current portion of conversion feature liabilities	-	564
Total current liabilities	389,944	1,007,565

Notes payable, net of discount of $590,433 and $635,748	7,664,067	7,618,752
Participation liability	1,521,274	1,573,605
Conversion feature liabilities	189,979	583,454
Warrant liabilities	19,848	68,746
Asset retirement obligations	105,780	96,410

Total liabilities	9,890,892	10,948,532

Commitments and contingencies	-	-

Stockholders' equity
Preferred stock, $0.00001 par value; 5,000,000 shares
authorized, none issued or outstanding	-	-
Common stock, $0.00001 par value; 50,000,000 shares authorized,
12,741,512 shares issued and outstanding	127	127
Additional paid-in capital	5,522,204	5,522,204
Accumulated deficit	(2,043,930)	(2,254,698)

Total stockholders' equity	3,478,401	3,267,633

Total liabilities and stockholders' equity	$13,369,293	$14,216,165

The accompanying notes are an integral part of these consolidated financial statements.

VANGUARD ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	December 31,
	2012	2011
	(Unaudited)	(Unaudited)
Revenues
Oil and gas sales	$1,315,661	$745,171

Costs and expenses
Lease operating expense	177,443	99,096
Production taxes	60,659	34,343
Depreciation, depletion and amortization	369,336	121,945
Asset retirement obligation accretion	4,474	1,143
General and administrative	407,650	300,871
Total costs and expenses	1,019,562	557,398

Income from operations	296,099	187,773

Other income (expense)
Interest income	526	532
Interest expense	(528,794)	(245,544)
Change in fair value of warrant and
conversion feature liabilities	442,937	74,619
Total other income (expense)	(85,331)	(170,393)

Income before income taxes	210,768	17,380

Provision for income taxes	-	-

Net income	$210,768	$17,380

Earnings per share
Basic	$0.02	$0.00
Diluted	$0.02	$0.00

Weighted average shares outstanding
Basic	12,741,512	9,410,502
Diluted	12,741,512	9,410,502

The accompanying notes are an integral part of these consolidated financial statements.

VANGUARD ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	December 31,
	2012	2011
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net income	$210,768	$17,380
Adjustments to reconcile net income
to net cash from operating activities:
Depreciation, depletion and amortization	369,336	121,945
Amortization of debt issuance costs	87,841	52,816
Asset retirement obligation accretion	4,474	1,143
Amortization of debt discount	122,899	202,781
Accretion of participation liability	38,212	27,377
Stock-based compensation expense	-	15,000
Change in fair value of warrant and conversion
feature liabilities	(442,937)	(74,619)
Change in operating assets and liabilities:
Accounts receivable	(402,116)	(102,789)
Other assets	(1,197)	(26,951)
Accounts payable	(397,099)	47,548
Other liabilities	(63,085)	(73,213)
Net cash from operating activities	(472,904)	208,418

Cash flows from investing activities
Purchase of furniture and equipment	(378)	-
Capital expenditures on oil and gas properties	(1,006,282)	(824,964)
Net cash from investing activities	(1,006,660)	(824,964)

Cash flows from financing activities
Equity offering costs	-	(199,849)
Proceeds from issuance of common stock and warrants	-	4,224,000
Repayment of note payable	(325,000)	-
Net cash from financing activities	(325,000)	4,024,151

Net change in cash and cash equivalents	(1,804,564)	3,407,605

Cash and cash equivalents
Beginning of period	3,090,422	453,243

End of period	$1,285,858	$3,860,848

The accompanying notes are an integral part of these consolidated financial statements.

VANGUARD ENERGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION

These consolidated financial statements of Vanguard Energy Corporation (Vanguard or the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). In the opinion of management, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. Certain information, accounting policies and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to Securities and Exchange Commission (SEC) rules and regulations. These financial statements should be read along with Vanguard’s audited financial statements as of September 30, 2012.

Certain reclassifications have been made to the prior period financial statement and footnote amounts in order to conform to the current period presentation.

On December 2, 2011, the Company sold 4,800,000 units in an initial public offering at a price of $1.00 per unit.  Each unit consisted of one share of the Company's common stock and one Class A warrant.  Each Class A warrant entitles its holder to purchase one share of the Company's common stock at an exercise price of $1.50.  The Class A warrants are exercisable at any time on or before November 29, 2016.  The underwriters for the offering were paid a commission of $432,000 (9% of the gross offering proceeds) and a non-accountable expense allowance of $144,000 (3% of the gross offering proceeds). The underwriters also received warrants to purchase up to 480,000 units.  Proceeds from the offering were approximately $3,498,859 million net of the underwriters’ discount and offering expenses. As of December 31, 2012, the Company has 12,741,512 shares issued and outstanding.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

As of December 31, 2012, Vanguard’s significant accounting policies are consistent with those discussed in the audited financial statements as of September 30, 2012.

Earnings Per Share – Basic earnings per share have been calculated based upon the weighted-average number of common shares outstanding.  The weighted-average number of common shares outstanding used in the computations of earnings per share was 12,741,512 for the three-month period ended December 31, 2012 and 9,410,502 for the three-month period ended December 31, 2011. The calculation of diluted weighted-average shares outstanding for the three-month periods ended December 31, 2012 and 2011 excludes 17,610,860 shares and 13,870,000 shares, respectively, issuable pursuant to outstanding warrants, stock options and debt conversion features because their effect is anti-dilutive.

Recently Issued Accounting Pronouncements – Various accounting standards updates have been recently issued, most of which represented technical corrections to the accounting literature or were applicable to specific industries.  No new accounting pronouncements have been issued that are likely to have a material impact to the Company's consolidated financial statements.

NOTE 3 – OIL AND GAS ACQUISITIONS

By agreement dated March 15, 2011, the Company entered into a farmout agreement with an unrelated third party pertaining to a 100-acre lease in the Batson Dome Field. As of December 31, 2012, the Company had drilled four wells on the lease. Pursuant to the farmout agreement, as amended in January 2013, the Company has the option of drilling additional wells on the lease; provided however, that if it does not drill at least three wells in any twelve month period the right to drill any additional wells on the lease will terminate. The estimated cost of drilling and completing any well on this lease is approximately $600,000.

VANGUARD ENERGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

By agreement dated May 1, 2012, the Company entered into a farmout agreement with an unrelated third party pertaining to another 45-acre lease in the Hull-Daisetta Field. Pursuant to the agreement, the Company had the obligation to commence drilling a well on the lease by January 31, 2013.  In January 2013, the agreement was amended, whereby the Company now has an obligation to commence drilling by January 31, 2014.  Subject to the commencement of drilling the first well by January 31, 2014, and completing the well if warranted, the Company has the option of drilling additional wells on the lease; provided however, that unless the Company commences drilling each well within 180 days of the date the latest well is completed or abandoned, the right to drill any additional wells on the lease will terminate. The estimated cost of drilling and completing any well on this lease is approximately $750,000.

Through certain acquisitions in 2010, the Company owns a ninety percent (90%) working interest in mineral leases for 230 acres in the Batson Dome Field. C.F.O., Inc. owns the remaining ten percent (10%) working interest and is the operator for the mineral leases pursuant to a joint operating agreement between the Company and C.F.O., Inc.  The Company has recorded a receivable from CFO, Inc. for  its 10% share of capital expenditures.  At December 31, 2012, this amount totaled $188,319.

NOTE 4 – LONG-TERM DEBT

2010 Convertible Promissory Notes – In December 2010, the Company completed the issuance of $3,400,000 in Convertible Promissory Notes, due and payable on October 31, 2012 and convertible, at the holder’s option, into common stock of the Company at $1.00 per share at any time after April 30, 2011.  The 2010 Convertible Promissory Notes bore interest at 8% per year, payable quarterly.  In addition, the note holders were issued 1,700,000 Series A warrants to purchase the Company’s common stock at $4.00 per share any time on or before October 31, 2014 and were additionally granted a twenty percent (20%) net profits interest payable quarterly from any net profits generated from wells drilled and completed with the proceeds of the notes.

Direct costs of $400,051 were incurred in connection with the issuance of the 2010 Convertible Promissory Notes.  The Company also issued the placement agent Series B warrants for the purchase of up to 340,000 shares of common stock at a price of $1.20 per share at any time prior to October 31, 2014, 170,000 shares of common stock at a price of $4.00 per share at any time prior to October 31, 2014, and 453,322 shares of common stock at a price of $0.10 per share at any time prior to March 31, 2011.  As of December 31, 2012, 453,322 warrants have been exercised. The warrants also provide for adjustment to their exercise prices under certain circumstances.

VANGUARD ENERGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

During 2012, $3,075,000 of the 2010 Convertible Promissory Notes outstanding were surrendered in exchange for new 2012 Convertible Promissory Notes as discussed below. The remaining notes, which had an outstanding principal balance of $325,000, were repaid in October 2012.

2012 Convertible Promissory Notes – During 2012, the Company issued $8,254,500 of Convertible Promissory Notes, due and payable on June 30, 2015 and convertible at the holder’s option, into common stock of the Company at $1.25 per share.  The Convertible Promissory Notes bear interest at 15% per year, payable quarterly. Of the total amount raised, $5,179,500 represented new cash investors and $3,075,000 represented investors from the 2010 convertible note offering who chose to roll their investment in that earlier offering into the Company's new offering. Net proceeds from this financing are being used to fund an accelerated developmental drilling program in the Company's oil fields located in Southeast Texas and to pay the 2010 Convertible Promissory Notes remaining outstanding on October 31, 2012.

Except in certain circumstances, the conversion price of the 2012 Convertible Promissory Notes will be lowered if the Company sells any additional shares of common stock or any securities convertible into common stock, at a price below the then applicable conversion price.  The conversion price will also be proportionately adjusted in the event of any stock split, or capital reorganization.  On or prior to December 31, 2013, the Company may repay the Notes, without penalty, upon twenty days written notice to the Note holders if, during any twenty trading days within a period of thirty consecutive trading days, the closing price of the Company’s common stock is $2.25 or greater and the Company’s common stock has an average daily trading volume of 100,000 shares or more during the twenty trading days. After December 31, 2013, the Company may prepay the Notes upon twenty days written notice to the Note holders.

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

Total Indebtedness under Convertible Promissory Notes – The Company’s gross outstanding balance of the Convertible Promissory Notes was $8,254,000 as of December 31, 2012.  As of December 31, 2012, the unamortized discount on the Convertible Promissory Notes totaled $590,433.  Interest expense for the amortization of debt issuance cost and discount on the notes was $210,740 for the three-month period ended December 31, 2012.  The effective interest rate of the Convertible Promissory Notes (net of the participation liability discussed below) was 29.1% as of December 31, 2012.  Accrued interest included in Other Liabilities at December 31, 2012 and September 30, 2012 was $309,544 and $267,374, respectively.

Net Profits Interest Participation Liability – The note holder’s twenty percent (20%) net profits interest granted with the issuance of the Convertible Promissory Notes is owned by Vanguard Net Profits, LLC, a Texas limited liability company (the “Fund”). The Company has a 1% interest in the Fund and is the Fund’s manager on behalf of the notes holders who own the remaining interest.

VANGUARD ENERGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company has recognized a participation liability related to the net profits interest granted.  This participation liability is reflected in the liability section of the balance sheet at its estimated fair value of $1,521,274 as of December 31, 2012. The Company estimated the fair value of the participation liability utilizing a present value factor of 10 applied to proved developed reserves associated with the wells drilled and completed with the proceeds of the notes.  At any time, the Company may purchase the net profits interests held by the Fund for $3,400,000.

The Company incurred expense associated with the net profits interest granted during the three months ended December 31, 2012 of $38,212. This amount is reported as interest expense in the statement of operations. The Company made payments of $90,543 under this arrangement during the three-month period ended December 31, 2012.

NOTE 5 – INCOME TAXES

The Company estimates its annual effective income tax rate in recording its quarterly provision for income taxes in the various jurisdictions in which the Company operates. Statutory tax rate changes and other significant or unusual items are recognized as discrete items in the quarter in which they occur. The Company recorded no income tax expense for the three-month period ended December 31, 2012 because the Company estimates it will record no income tax expense for the year ended September 30, 2013.  The Company recorded no income tax expense for the three-month period ended December 31, 2011.  The Company has a valuation allowance that fully offsets net deferred tax assets.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

The Company’s material future contractual obligations as of December 31, 2012 were as follows:

	Total	2013	2014	2015	Thereafter

Convertible notes	$8,254,500	--	--	$8,254,500	--
Office leases	$35,600	$35,600	--	--	--

The Company has no contractual capital commitments outstanding at December 31, 2012.  Capital expenditures during the first three months of fiscal year 2013 totaled $1.0 million. Management estimates the Company will spend approximately $6.0 million during the remainder of fiscal year 2013 for drilling and completing wells in the Batson Dome Field and for various other projects. Meeting this estimate for drilling and completing wells will require additional financing beyond the Company’s available cash on hand.

VANGUARD ENERGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 7 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table summarizes the financial liabilities measured at fair value on a recurring basis as of December 31, 2012 and September 30, 2012:

	Level	December 31, 2012	September 30, 2012

Participation liability	3	$1,521,274	$1,573,605
Conversion feature liabilities	3	189,979	$584,018
Warrant liabilities	3	19,848	$68,746

Total liabilities		$1,731,101	$2,226,369

Assets and liabilities that are not recognized or disclosed on a recurring basis include those measured at fair value in a business combination and the initial recognition of asset retirement obligations.

The conversion feature liability and warrant liabilities are marked to market at each balance sheet date. The fair value of the conversion feature liability at December 31, 2012 was computed using the Black-Scholes model with the following assumptions: (1) expected life of 2.5 years; (2) volatility of 26.8%; (3) risk free interest of 0.31%, and a dividend rate of zero. The fair value of the warrant liabilities at December 31, 2012 was also computed using the Black-Scholes pricing model with the following assumptions: (1) expected life between 1.8 and 3.2 years; (2) volatility between 27.2% and 28.0%; (3) risk free interest between 0.26% and 0.35%, and a dividend rate of zero.

VANGUARD ENERGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents a reconciliation of those liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Participation Liability	Conversion Feature Liabilities	Warrant Liabilities	Total

Balance at September 30, 2012	$1,573,605	$584,018	$68,746	$2,226,369
Purchases, issuances and settlements	(90,543)	-	-	(90,543)
(Gains) losses included in earnings	38,212	(394,039)	(48,898)	(404,725)

Balance at December 31, 2012	$1,521,274	$189,979	$19,848	$1,731,101

NOTE 8 – SUPPLEMENTAL CASH FLOW INFORMATION

	Three Months Ended
	December 31,
	2012	2011

Interest paid	$273,873	$68,000
Interest capitalized (non-cash)	36,201	105,430
Noncash investing and financing activities:
Capital expenditures included in accounts payable	-	355,121
Asset retirement obligations incurred	4,896	-
Issuance of restricted shares	-	15,000

*  *  *  *  *

FORWARD LOOKING STATEMENTS

The information contained in this Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve risks and uncertainties, including among other things, statements regarding our capital needs, business strategy and expectations. Any statement which does not contain a historical fact may be deemed to be a forward-looking statement. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. In evaluating forward looking statements, you should consider various factors outlined in our latest Form 10-K, filed with the U.S. Securities Exchange Commission (“SEC”) on December 30, 2012, and, from time to time, in other reports we file with the SEC. These factors may cause our actual results to differ materially from any forward-looking statement. We disclaim any obligation to publicly update these statements, or disclose any difference between our actual results and those reflected in these statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATION

The following discussion analyzes and summarizes the results of our operations and our financial condition for the three month periods ended December 31, 2012 and 2011. This discussion and analysis should be read in conjunction with our financial statements included with this report.

Results of Operations

We were incorporated in Colorado on June 21, 2010 and commenced operations on July 19, 2010. We are in the early stages of implementing our business plan.

In November and December 2010 we entered into two agreements to acquire oil and gas leases covering 220 acres in the Batson Dome Field in Hardin County, Texas.

In December 2010, we acquired two producing and three shut-in oil wells in the Batson Dome Field.  As of December 31, 2012, the two wells were producing approximately one barrel of oil per day, net to our 63% net revenue interest.  As of December 31, 2012, one shut-in well had been plugged and abandoned. We estimate the costs of reworking the two remaining shut-in wells will be $125,000 each.

As of December 31, 2012, we had drilled and completed twelve wells in the Batson Dome Field.  Our share of the costs of drilling and completing these wells was approximately $7,200,000.  Each of these wells has shown multiple potentially productive zones at depths ranging from 2,600 to 4,400 feet.   During the three months ended December 31, 2012, we produced 19,020 bbls of oil.

Material changes in our Statement of Operations for the three months ended December 31, 2012 as compared to the same period in the prior year are discussed below:

Item	Increase (I) or Decrease (D)	Reason

Oil and Gas Sales	I	Completion of new wells

Cost and Expenses	I	Operation of new wells and increased depletion of oil reserves as a result of increased production

Operating expenses requiring cash for the three months ended December 31, 2012 consisted primarily of:

●	lease operating expenses, and
●	general and administrative expenses;

Interest expense increased as the result of the sale of our convertible notes in June, July and September 2012.

The factors that will most significantly affect our future operating results will be:

●	the sale prices of crude oil;
●	the amount of production from oil wells in which we have an interest;
●	lease operating expenses;
●	the availability of drilling rigs, drill pipe and other supplies and equipment required to drill and complete oil wells, and;
●	corporate overhead costs.

Our revenues will also be significantly affected by our ability to maintain and increase oil production.

Other than the foregoing we do not know of any trends, events or uncertainties that have had, or are reasonably expected to have, a material impact on our revenues or expenses.

Liquidity and Capital Resources

In July 2010, we sold 4,900,000 shares of our common stock at a price of $0.001 per share to our officers and directors and third parties. In July, August, and September 2010, we sold 1,012,500 shares of our common stock to a group of private investors at a price of $0.40 per share.

In November and December 2010, we sold 34 units in a private offering at a price of $100,000 per unit. Each unit consisted of one promissory note in the principal amount of $100,000 and 50,000 Series A warrants. At any time after April 30, 2011, the notes could be converted into shares of our common stock, initially, at a conversion price of $1.00 per share. Each Series A warrant entitles the holder to purchase one share of our common stock at a price of $4.00 per share at any time on or before October 31, 2014. The notes bore interest at 8% per year. In June, July and September 2012 notes in the principal amount of $3,075,000 were surrendered in payment of the notes sold in 2012.  The remaining notes, which had an outstanding principal balance of $325,000, were repaid in October 2012.

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

In December 2011, we sold 4,800,000 units in an initial public offering at a price of $1.00 per unit. Net proceeds to us from this offering, after payment of the underwriting discounts and offering expenses, were approximately $3,498,900. Each unit consisted of one share of common stock and one Class A warrant. Each Class A warrant entitles its holder to purchase one share of common stock at an exercise price of $1.50. The Class A warrants are exercisable at any time on or before November 29, 2016.

In June, July and September 2012 we sold convertible secured promissory notes to a group of private investors.  The notes bear interest at 15% per year, are payable quarterly, mature on June 30, 2015, and are convertible into shares of our common stock at a conversion price of $1.25 per share, subject to adjustment.

Notes in the principal amount of $5,179,500 were sold for cash and notes in the principal amount of $3,075,000 were exchanged for notes that we sold in 2010. Net proceeds from this financing:

●	were used to pay the remaining balance ($325,000) of our 2010 notes, and
●	have been and are being used to fund a drilling program in our fields located in Southeast Texas.

Our sources and (uses) of funds for the three months ended December 31, 2012 and December 31, 2011 are shown below:

	Three Months Ended	Three Months Ended
	December 31, 2012	December 31, 2011
Cash (used in) provided by operations	$(472,904)	$208,418
Purchase of furniture and equipment	(378)	--
Drilling and completion costs	(1,006,282)	(824,964)
Equity offering costs	--	(199,849)
Proceeds from issuance of common stock and warrants	--	4,224,000
Repayment of note payable	(325,000)	--

As of December 31, 2012, our general and administrative expenses were approximately $130,000 per month, which amount includes salaries and other corporate overhead, but excludes lease operating and interest expenses.

By agreement dated March 15, 2011, we entered into a farmout agreement with an unrelated third party pertaining to a 100-acre lease in the Batson Dome Field.  As of December 31, 2012, we had drilled four wells on the lease. Pursuant to the farmout agreement we have the option of drilling additional wells on the lease, subject to certain conditions. We estimate the cost of drilling and completing any well on this lease will be approximately $600,000.

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

By agreement dated May 1, 2012, we entered into a farmout agreement with an unrelated third party pertaining to a 45-acre lease in the Hull-Daisetta Field. Pursuant to the agreement, as amended in January 2013, we have the obligation to commence drilling a well on the lease by January 31, 2014.  Subject to the commencement of drilling the first well by January 31, 2014, and completing the well if warranted, we have the option of drilling additional wells on the lease; provided however, that unless we commence drilling each well within 180 days of the date the latest well is completed or abandoned, the right to drill any additional wells on the lease will terminate. We estimate the cost of drilling and completing any well on this lease will be approximately $750,000.

Capital expenditures during the first three months of fiscal year 2013 totaled $1.0 million. We estimate we will spend approximately $6.0 million during the remainder of fiscal year 2013 for drilling and completing wells and for various other projects. Meeting this estimate for drilling and completing wells will require additional financing beyond the Company’s available cash on hand.

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

Other than as disclosed above, we do not know of any:

●	Trends, demands, commitments, events or uncertainties that will result in, or that are reasonably likely to result in, any material increase or decrease in our liquidity; or
●	Significant changes in our expected sources and uses of cash.

Contractual Obligations

Our material future contractual obligations as of December 31, 2012 were as follows:

	Total	2013	2014	2015	Thereafter

2012 Convertible notes	$8,254,500	--	--	$8,254,000	--
Office lease	$35,600	$35,600	--	--	--

ITEM 4. CONTROLS AND PROCEDURES.

(a) We maintain a system of controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (“1934 Act”), is recorded, processed, summarized and reported within time periods specified in the SEC's rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the 1934 Act is accumulated and communicated to our management, including our Principal Executive and Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of December 31, 2012, our Principal Executive and Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Principal Executive and Financial Officer concluded that our disclosure controls and procedures were effective.

(b) Changes in Internal Controls. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of December 31, 2012 we had used approximately $2,947,000 of the net proceeds of the offering for drilling and completing oil wells.

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

VANGUARD ENERGY CORPORATION

Date: February 13, 2013	By:	/s/ Warren Dillard
Warren Dillard,
Chief Executive, Financial and Accounting Officer