Form 10-Q
period 2013-03-31
Vanguard Energy Corp
filed 2013-05-14
CIK 1497649

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2013

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 12,741,512 shares of common stock as of May 8, 2013.

VANGUARD ENERGY CORPORATION
CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,
	2013	2012
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$1,256,147	$3,090,422
Accounts receivable	526,253	615,631
Other assets	36,273	6,132
Total current assets	1,818,673	3,712,185

Property and equipment
Oil and gas, on the basis of full cost accounting
Proved properties	11,762,851	9,288,166
Unproved properties and properties under
development, not being amortized	725,755	1,427,294
Furniture and equipment	26,946	24,494
Less: accumulated depreciation, depletion and amortization	(1,760,387)	(1,108,956)
Total property and equipment	10,755,165	9,630,998

Debt issuance costs	692,614	857,412
Other assets	14,417	15,570

Total assets	$13,280,869	$14,216,165

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$73,424	$414,873
Other liabilities	383,463	344,712
Current portion of notes payable, net of discount of $0 and $77,584	-	247,416
Current portion of conversion feature liabilities	-	564
Total current liabilities	456,887	1,007,565

Notes payable, net of discount of $542,961 and $635,748	7,711,539	7,618,752
Participation liability	1,473,184	1,573,605
Conversion feature liabilities	50,652	583,454
Warrant liabilities	3,919	68,746
Asset retirement obligations	115,475	96,410

Total liabilities	9,811,656	10,948,532

Commitments and contingencies	-	-

Stockholders' equity
Preferred stock, $0.00001 par value; 5,000,000 shares
authorized, none issued or outstanding	-	-
Common stock, $0.00001 par value; 50,000,000 shares authorized,
12,741,512 shares issued and outstanding	127	127
Additional paid-in capital	5,522,204	5,522,204
Accumulated deficit	(2,053,118)	(2,254,698)

Total stockholders' equity	3,469,213	3,267,633

Total liabilities and stockholders' equity	$13,280,869	$14,216,165

The accompanying notes are an integral part of these consolidated financial statements.

VANGUARD ENERGY CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues
Oil and gas sales	$1,249,353	$862,505	$2,565,014	$1,607,676

Costs and expenses
Lease operating expense	193,074	138,540	370,517	237,636
Production taxes	57,601	39,744	118,260	74,087
Depreciation, depletion and amortization	282,095	189,899	651,431	311,844
Asset retirement obligation accretion	4,799	974	9,273	2,117
General and administrative	415,354	402,126	823,004	702,997
Total costs and expenses	952,923	771,283	1,972,485	1,328,681

Income from operations	296,430	91,222	592,529	278,995

Other income (expense)
Interest income	332	1,180	858	1,712
Interest expense	(461,206)	(246,524)	(990,000)	(492,068)
Change in fair value of warrant and
conversion feature liabilities	155,256	408,489	598,193	483,108
Total other income (expense)	(305,618)	163,145	(390,949)	(7,248)

Income (loss) before income taxes	(9,188)	254,367	201,580	271,747

Provision for income taxes	-	-	-	-

Net income (loss)	$(9,188)	$254,367	$201,580	$271,747

Earnings (loss) per share
Basic	$(0.00)	$0.02	$0.02	$0.02
Diluted	$(0.00)	$0.02	$0.02	$0.02

Weighted average shares outstanding
Basic	12,741,512	12,705,561	12,741,512	11,062,946
Diluted	12,741,512	12,798,420	12,741,512	11,109,375

The accompanying notes are an integral part of these consolidated financial statements.

VANGUARD ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	March 31,
	2013	2012
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net income	$201,580	$271,747
Adjustments to reconcile net income
to net cash from operating activities:
Depreciation, depletion and amortization	651,431	311,844
Amortization of debt issuance costs	164,798	105,632
Asset retirement obligation accretion	9,273	2,117
Amortization of debt discount	170,371	419,494
Accretion of participation liability	75,178	52,189
Stock-based compensation expense	-	30,000
Change in fair value of warrant and conversion
feature liabilities	(598,193)	(483,108)
Change in operating assets and liabilities:
Accounts receivable	89,378	(137,021)
Other assets	(28,988)	(28,339)
Accounts payable	(67,594)	(87,462)
Other liabilities	(136,848)	(181,524)
Net cash from operating activities	530,386	275,569

Cash flows from investing activities
Purchase of furniture and equipment	(2,452)	(1,531)
Capital expenditures on oil and gas properties	(2,037,209)	(2,494,500)
Net cash from investing activities	(2,039,661)	(2,496,031)

Cash flows from financing activities
Equity offering costs	-	(199,849)
Proceeds from issuance of common stock and warrants	-	4,224,000
Repayment of note payable	(325,000)	-
Net cash from financing activities	(325,000)	4,024,151

Net change in cash and cash equivalents	(1,834,275)	1,803,689

Cash and cash equivalents
Beginning of period	3,090,422	453,243

End of period	$1,256,147	$2,256,932

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

Certain reclassifications have been made to the prior period financial statements and footnote amounts in order to conform to the current period presentation.

On December 2, 2011, the Company sold 4,800,000 units in an initial public offering at a price of $1.00 per unit. Each unit consisted of one share of the Company's common stock and one Class A warrant. Each Class A warrant entitles its holder to purchase one share of the Company's common stock at an exercise price of $1.50. The Class A warrants are exercisable at any time on or before November 29, 2016. The underwriters for the offering were paid a commission of $432,000 (9% of the gross offering proceeds) and a non-accountable expense allowance of $144,000 (3% of the gross offering proceeds). The underwriters also received warrants to purchase up to 480,000 units. Proceeds from the offering were approximately $3,498,859 million net of the underwriters’ discount and offering expenses. As of March 31, 2013, the Company has 12,741,512 shares issued and outstanding.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

As of March 31, 2013, Vanguard’s significant accounting policies are consistent with those discussed in the audited financial statements as of September 30, 2012.

Earnings Per Share – Basic earnings per share have been calculated based upon the weighted-average number of common shares outstanding. Diluted earnings per share have been calculated based upon the weighted-average number of common and potential common shares. The calculation of diluted weighted-average shares outstanding for the three and six-month periods ended March 31, 2013 excludes 17,610,960 shares and for the three and six-month periods ended March 31, 2012 excludes 12,060,000 shares issuable pursuant to outstanding warrants, stock options and debt conversion features because their effect is anti-dilutive.

Recently Issued Accounting Pronouncements – Various accounting standards updates have been recently issued, most of which represented technical corrections to the accounting literature or were applicable to specific industries. No new accounting pronouncements have been issued that are likely to have a material impact to the Company's consolidated financial statements.

NOTE 3 – OIL AND GAS ACQUISITIONS

By agreement dated March 15, 2011, the Company entered into a farmout agreement with an unrelated third party pertaining to a 100-acre lease in the Batson Dome Field. As of March 31, 2013, the Company had drilled five wells on the lease. Pursuant to the farmout agreement, as amended in January 2013, the Company has the option of drilling additional wells on the lease; provided however, that if it does not drill at least three wells in any twelve month period the right to drill any additional wells on the lease will terminate. The estimated cost of drilling and completing any well on this lease is approximately $600,000.

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

Through certain acquisitions in 2010, the Company owns a ninety percent (90%) working interest in mineral leases for 230 acres in the Batson Dome Field. C.F.O., Inc. owns the remaining ten percent (10%) working interest and is the operator for the mineral leases pursuant to a joint operating agreement between the Company and C.F.O., Inc. The Company has recorded a receivable from C.F.O., Inc. for its 10% share of capital expenditures. At March 31, 2013, this amount totaled $120,322.

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

Direct costs of $400,051 were incurred in connection with the issuance of the 2010 Convertible Promissory Notes. The Company also issued the placement agent Series B warrants for the purchase of up to 340,000 shares of common stock at a price of $1.20 per share at any time prior to October 31, 2014, 170,000 shares of common stock at a price of $4.00 per share at any time prior to October 31, 2014, and 453,322 shares of common stock at a price of $0.10 per share at any time prior to March 31, 2011. As of March 31, 2013, 453,322 warrants have been exercised. The warrants also provide for adjustment to their exercise prices under certain circumstances.

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

Total Indebtedness under Convertible Promissory Notes – The Company’s gross outstanding balance of the Convertible Promissory Notes was $8,254,500 as of March 31, 2013. As of March 31, 2013, the unamortized discount on the Convertible Promissory Notes totaled $542,961. Interest expense for the amortization of debt issuance cost and discount on the notes for the three and six-month periods ended March 31, 2013 was $124,429 and $335,169, respectively. The effective interest rate of the Convertible Promissory Notes (net of the participation liability discussed below) was 26.6% as of March 31, 2013. Accrued interest included in Other Liabilities at March 31, 2013 and September 30, 2012 was $332,044 and $267,374, respectively.

Net Profits Interest Participation Liability – The note holder’s twenty percent (20%) net profits interest granted with the issuance of the Convertible Promissory Notes is owned by Vanguard Net Profits, LLC, a Texas limited liability company (the “Fund”). The Company has a 1% interest in the Fund and is the Fund’s manager on behalf of the notes holders who own the remaining interest.

The Company has recognized a participation liability related to the net profits interest granted. This participation liability is reflected in the liability section of the balance sheet at its estimated fair value of $1,473,184 as of March 31, 2013. The Company estimated the fair value of the participation liability utilizing a present value factor of 10 applied to proved developed reserves associated with the wells drilled and completed with the proceeds of the notes. At any time, the Company may purchase the net profits interests held by the Fund for $3,400,000.

VANGUARD ENERGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company incurred expense associated with the net profits interest granted during the three and six-month periods ended March 31, 2013 of $36,966 and $75,178, respectively. This amount is reported as interest expense in the statement of operations. The Company also made payments of $85,056 and $175,599, respectively under this arrangement during the three and six-month periods ended March 31, 2013.

NOTE 5 – INCOME TAXES

The Company estimates its annual effective income tax rate in recording its quarterly provision for income taxes in the various jurisdictions in which the Company operates. Statutory tax rate changes and other significant or unusual items are recognized as discrete items in the quarter in which they occur. The Company recorded no income tax expense for the three and six-month periods ended March 31, 2013 because the Company estimates it will record no income tax expense for the year ended September 30, 2013. The Company recorded no income tax expense for the three and six-month periods ended March 31, 2012. The Company has a valuation allowance that fully offsets net deferred tax assets.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

The Company’s material future contractual obligations as of March 31, 2013 were as follows:

	Total	2013	2014	2015	Thereafter

Convertible notes	$8,254,500	--	--	$8,254,500	--
Office leases	$19,800	$19,800	--	--	--

The Company has no contractual capital commitments outstanding at March 31, 2013. Capital expenditures during the first six months of fiscal year 2013 totaled $2.0 million. Management estimates the Company will spend approximately $5.0 million during the remainder of fiscal year 2013 for drilling and completing wells in the Batson Dome Field and for various other projects. Meeting this estimate for drilling and completing wells will require additional financing beyond the Company’s available cash on hand.

VANGUARD ENERGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 7 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table summarizes the financial liabilities measured at fair value on a recurring basis as of March 31, 2013 and September 30, 2012:

		March 31,	September 30,
	Level	2013	2012

Participation liability	3	$1,473,184	$1,573,605
Conversion feature liabilities	3	50,652	$584,018
Warrant liabilities	3	3,919	$68,746

Total liabilities		$1,527,755	$2,226,369

Assets and liabilities that are not recognized or disclosed on a recurring basis include those measured at fair value in a business combination and the initial recognition of asset retirement obligations.

The conversion feature liability and warrant liabilities are marked to market at each balance sheet date. The fair value of the conversion feature liability at March 31, 2013 was computed using the Black-Scholes model with the following assumptions: (1) expected life of 2.3 years; (2) volatility of 27.0%; (3) risk free interest of 0.29%, and a dividend rate of zero. The fair value of the warrant liabilities at March 31, 2013 was also computed using the Black-Scholes pricing model with the following assumptions: (1) expected life between 1.6 and 2.9 years; (2) volatility between 24.1% and 26.9%; (3) risk free interest between 0.21% and 0.39%, and a dividend rate of zero.

The following table presents a reconciliation of those liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Participation Liability	Conversion Feature Liabilities	Warrant Liabilities	Total

Balance at September 30, 2012	$1,573,605	$584,018	$68,746	$2,226,369
Purchases, issuances and settlements	(175,599)	-	-	(175,599)
(Gains) losses included in earnings	75,178	(533,366)	(64,827)	(523,015)

Balance at March 31, 2013	$1,473,184	$50,652	$3,919	$1,527,755

VANGUARD ENERGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 8 – SUPPLEMENTAL CASH FLOW INFORMATION

	Six Months Ended
	March 31,
	2013	2012

Interest paid	$603,088	$136,000
Interest capitalized (non-cash)	45,935	221,247
Noncash investing and financing activities:
Capital expenditures included in accounts payable	15,278	139,613
Asset retirement obligations incurred	9,792	63,865
Issuance of restricted shares	-	29,587

* * * * *

FORWARD LOOKING STATEMENTS

The information contained in this Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve risks and uncertainties, including among other things, statements regarding our capital needs, business strategy and expectations. Any statement which does not contain a historical fact may be deemed to be a forward-looking statement. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. In evaluating forward looking statements, you should consider various factors outlined in our latest Form 10-K, filed with the U.S. Securities Exchange Commission (“SEC”) on December 28, 2012, and, from time to time, in other reports we file with the SEC. These factors may cause our actual results to differ materially from any forward-looking statement. We disclaim any obligation to publicly update these statements, or disclose any difference between our actual results and those reflected in these statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATION

The following discussion analyzes and summarizes the results of our operations and our financial condition for the three month periods ended March 31, 2013 and 2012. This discussion and analysis should be read in conjunction with our financial statements included with this report.

Results of Operations

We were incorporated in Colorado on June 21, 2010 and commenced operations on July 19, 2010. We are in the early stages of implementing our business plan.

In November and December 2010 we entered into two agreements to acquire oil and gas leases covering 220 acres in the Batson Dome Field in Hardin County, Texas.

 In December 2010, we acquired two producing and three shut-in oil wells in the Batson Dome Field. As of April 30, 2013, the two wells were producing approximately one barrel of oil per day, net to our 63% net revenue interest. As of April 30, 2013, one shut-in well had been plugged and abandoned. We estimate the costs of reworking the two remaining shut-in wells will be $125,000 each.

As of April 30, 2013, we had drilled and completed 14 wells in the Batson Dome Field. Our share of the costs of drilling and completing these wells was approximately $9.0 million. Each of these wells has shown multiple potentially productive zones at depths ranging from 2,600 to 4,400 feet.  During the six months ended March 31, 2013, we produced 34,478 gross bbls of oil.

Material changes in our Statement of Operations for the three and six months ended March 31, 2013 as compared to the same periods in the prior year are discussed below:

Increase (I)
Item	or Decrease (D)	Reason

Oil and Gas Sales	I	Completion of new wells

Cost and Expenses	I	Operation of new wells and increased depletion of oil reserves as a result of increased production

Operating expenses requiring cash for the six months ended March 31, 2013 consisted primarily of:

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

Notes in the principal amount of $5,179,500 were sold for cash and notes in the principal amount of $3,075,000 were exchanged for notes that we sold in 2010. Net proceeds from this financing:

●	were used to pay the remaining balance ($325,000) of our 2010 notes, and
●	have been used and are being used to fund a drilling program in our fields located in Southeast Texas.

Our sources and (uses) of funds for the six months ended March 31, 2013 and 2012 are shown below:

	Six Months Ended March 31, 2013	Six Months Ended March 31, 2012

Cash provided by operations	$530,386	$275,569
Purchase of furniture and equipment	(2,452)	(1,531)
Drilling and completion costs	(2,037,209)	(2,494,510)
Equity offering costs	--	(199,849)
Sale common stock and warrants	--	4,224,000
Repayment of notes	(325,000)	--

As of April 30, 2013, our operating expenses were approximately $125,000 per month, which amount includes salaries and other corporate overhead, but excludes lease operating and interest expenses.

By agreement dated March 15, 2011, we entered into a farmout agreement with an unrelated third party pertaining to a 100-acre lease in the Batson Dome Field. As of April 30, 2013, we had drilled five wells on the lease. Pursuant to the farmout agreement we have the option of drilling additional wells on the lease. We estimate the cost of drilling and completing any well on this lease will be approximately $600,000.

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

Capital expenditures during the first six months of fiscal year 2013 totaled 2.0 million. Management estimates the Company will spend $5.0 million during the remainder of fiscal year 2013 for drilling and completing wells in the Batson Dome Field and for various other projects. Meeting this estimate for drilling and completing wells will require additional financing beyond the Company’s available cash on hand.

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

Other than as disclosed above, we do not know of any:

●	Trends, demands, commitments, events or uncertainties that will result in, or that are reasonably likely to result in, any material increase or decrease in our liquidity; or
●	Significant changes in our expected sources and uses of cash.

Contractual Obligations

Our material future contractual obligations as of March 31, 2013 were as follows:

	Total	2013	2014	2015	Thereafter

2012 Convertible notes	$8,254,500	-	-	$8,254,000	-
Office lease	$19,800	$19,800	-	-	-

ITEM 4. CONTROLS AND PROCEDURES.

(a) We maintain a system of controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (“1934 Act”), is recorded, processed, summarized and reported within time periods specified in the SEC's rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the 1934 Act is accumulated and communicated to our management, including our Principal Executive and Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of March 31, 2013, our Principal Executive and Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Principal Executive and Financial Officer concluded that our disclosure controls and procedures were effective.

(b) Changes in Internal Controls. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of March 31, 2013 we had used substantially all of the net proceeds of the offering for drilling and completing oil wells.

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

VANGUARD ENERGY CORPORATION

Date: May 14, 2013	By:	/s/ Warren Dillard
Warren Dillard,
Chief Executive, Financial and Accounting Officer