Form 10-Q
period 2013-06-30
Vanguard Energy Corp
filed 2013-08-09
CIK 1497649

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑  Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2013

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 12,741,512 shares of common stock as of July 31, 2013.

VANGUARD ENERGY CORPORATION
CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
	2013	2012
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$1,257,826	$3,090,422
Accounts receivable	523,783	615,631
Other assets	13,500	6,132
Total current assets	1,795,109	3,712,185

Property and equipment
Oil and gas, on the basis of full cost accounting
Proved properties	11,998,059	9,288,166
Unproved properties and properties under
development, not being amortized	838,238	1,427,294
Furniture and equipment	26,946	24,494
Less: accumulated depreciation, depletion and amortization	(2,040,327)	(1,108,956)
Total property and equipment	10,822,916	9,630,998

Debt issuance costs	615,657	857,412
Other assets	13,949	15,570

Total assets	$13,247,631	$14,216,165

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$85,150	$414,873
Other liabilities	374,246	344,712
Current portion of notes payable, net of discount of $0 and $77,584	-	247,416
Current portion of conversion feature liabilities	-	564
Total current liabilities	459,396	1,007,565

Notes payable, net of discount of $493,230 and $635,748	7,761,270	7,618,752
Participation liability	1,465,036	1,573,605
Conversion feature liabilities	7	583,454
Warrant liabilities	1	68,746
Asset retirement obligations	120,774	96,410

Total liabilities	9,806,484	10,948,532

Commitments and contingencies	-	-

Stockholders' equity
Preferred stock, $0.00001 par value; 5,000,000 shares
authorized, none issued or outstanding	-	-
Common stock, $0.00001 par value; 50,000,000 shares authorized,
12,741,512 shares issued and outstanding	127	127
Additional paid-in capital	5,522,204	5,522,204
Accumulated deficit	(2,081,184)	(2,254,698)

Total stockholders' equity	3,441,147	3,267,633

Total liabilities and stockholders' equity	$13,247,631	$14,216,165

The accompanying notes are an integral part of these consolidated financial statements.

VANGUARD ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues
Oil and gas sales	$1,135,938	$851,899	$3,700,952	$2,459,575

Costs and expenses
Lease operating expense	147,083	258,923	517,600	496,559
Production taxes	52,393	39,255	170,653	113,342
Depreciation, depletion and amortization	279,940	214,642	931,371	526,486
Asset retirement obligation accretion	5,299	3,142	14,572	5,259
General and administrative	272,090	485,815	1,095,093	1,188,812
Total costs and expenses	756,805	1,001,777	2,729,289	2,330,458

Income from operations	379,133	(149,878)	971,663	129,117

Other income (expense)
Interest income	294	493	1,152	2,205
Interest expense	(462,057)	(299,561)	(1,452,057)	(791,629)
Change in fair value of warrant and
conversion feature liabilities	54,564	427,162	652,756	910,270
Loss on debt extinguishment	-	(306,415)	-	(306,415)
Total other income (expense)	(407,199)	(178,321)	(798,149)	(185,569)

Income (loss) before income taxes	(28,066)	(328,199)	173,514	(56,452)

Provision for income taxes	-	-	-	-

Net income (loss)	$(28,066)	$(328,199)	$173,514	$(56,452)

Earnings (loss) per share
Basic	$(0.00)	$(0.03)	$0.01	$(0.00)
Diluted	$(0.00)	$(0.03)	$0.01	$(0.00)

Weighted average shares outstanding
Basic	12,741,512	12,730,916	12,741,512	11,618,860
Diluted	12,741,512	12,730,916	12,741,512	11,618,860

The accompanying notes are an integral part of these consolidated financial statements.

VANGUARD ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	June 30,
	2013	2012
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net income	$173,514	$(56,452)
Adjustments to reconcile net income
to net cash from operating activities:
Loss on debt extinguishment	-	306,415
Depreciation, depletion and amortization	931,371	526,486
Amortization of debt issuance costs	241,755	158,448
Asset retirement obligation accretion	14,572	5,259
Amortization of debt discount	220,102	660,338
Accretion of participation liability	111,451	75,560
Stock-based compensation expense	-	59,700
Change in fair value of warrant and conversion
feature liabilities	(652,756)	(910,270)
Change in operating assets and liabilities:
Accounts receivable	91,848	(260,085)
Other assets	(5,747)	(20,486)
Accounts payable	(55,497)	(39,015)
Other liabilities	(190,486)	(343,454)
Net cash from operating activities	880,127	162,444

Cash flows from investing activities
Purchase of furniture and equipment	(2,452)	(3,893)
Capital expenditures on oil and gas properties	(2,385,271)	(4,104,298)
Net cash from investing activities	(2,387,723)	(4,108,191)

Cash flows from financing activities
Debt issuance costs	-	(478,214)
Equity offering costs	-	(199,849)
Proceeds from issuance of common stock and warrants	-	4,224,000
Repayment of notes payable	(325,000)	-
Proceeds from issuance of notes payable	-	2,685,000
Net cash from financing activities	(325,000)	6,230,937

Net change in cash and cash equivalents	(1,832,596)	2,285,190

Cash and cash equivalents
Beginning of period	3,090,422	453,243

End of period	$1,257,826	$2,738,433

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

On December 2, 2011, the Company sold 4,800,000 units in an initial public offering at a price of $1.00 per unit. Each unit consisted of one share of the Company's common stock and one Class A warrant. Each Class A warrant entitles its holder to purchase one share of the Company's common stock at an exercise price of $1.50. The Class A warrants are exercisable at any time on or before November 29, 2016. The underwriters for the offering were paid a commission of $432,000 (9% of the gross offering proceeds) and a non-accountable expense allowance of $144,000 (3% of the gross offering proceeds). The underwriters also received warrants to purchase up to 480,000 units. Proceeds from the offering were approximately $3,498,859 million, net of the underwriters’ discount and offering expenses. As of June 30, 2013, the Company had 12,741,512 common shares issued and outstanding.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

As of June 30, 2013, Vanguard’s significant accounting policies were consistent with those discussed in the audited financial statements as of September 30, 2012.

Earnings Per Share – Basic earnings per share have been calculated based upon the weighted-average number of common shares outstanding. Diluted earnings per share have been calculated based upon the weighted-average number of common and potential common shares. The calculation of diluted weighted-average shares outstanding for the three and nine-month periods ended June 30, 2013 excludes 17,610,960 shares, and for the three and nine-month periods ended June 30, 2012 excludes 12,060,000 shares, issuable pursuant to outstanding warrants, stock options and debt conversion features because their effect is anti-dilutive.

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

VANGUARD ENERGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3 – OIL AND GAS ACQUISITIONS

By agreement dated March 15, 2011, the Company entered into a farmout agreement with an unrelated third party pertaining to a 100-acre lease in the Batson Dome Field. As of June 30, 2013, the Company had drilled five wells on the lease. Pursuant to the farmout agreement, as amended in January 2013, the Company has the option of drilling additional wells on the lease; provided however, that if it does not drill at least three wells in any twelve month period the right to drill any additional wells on the lease will terminate. The estimated cost of drilling and completing any well on this lease is approximately $600,000.

By agreement dated May 25, 2011, the Company entered into a farmout agreement with an unrelated third party pertaining to a 100-acre lease in the Batson Dome Field. Pursuant to the agreement, the Company had the obligation to commence drilling a well on the lease by June 14, 2012. In June 2012, the Company paid $10,000 to extend the agreement, whereby it had an obligation to commence drilling by June 14, 2013. We have requested that this agreement be extended for another year for payment of $10,000. Although we have not yet received official confirmation of such extension, management believes that such extension will be approved. If extended it will be subject to the commencement of drilling the first well by June 14, 2014, and completing the well if warranted, the Company has the option of drilling additional wells on the lease; provided however, that unless the Company commences drilling each well within 180 days of the date the latest well is completed or abandoned, the right to drill any additional wells on the lease will terminate. The estimated cost of drilling and completing any well on this lease is approximately $1,000,000.

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

Through certain acquisitions in 2010, the Company owns a ninety percent (90%) working interest in mineral leases for 230 acres in the Batson Dome Field. C.F.O., Inc. owns the remaining ten percent (10%) working interest and is the operator for the mineral leases pursuant to a joint operating agreement between the Company and C.F.O., Inc. C.F.O., Inc. is controlled by Delton Drum, an officer of the Company since 2010. The Company has recorded a receivable from C.F.O., Inc. for its 10% share of capital expenditures. At June 30, 2013, this amount totaled $69,447.

VANGUARD ENERGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4 – LONG-TERM DEBT

2010 Convertible Promissory Notes – In December 2010, the Company completed the sale of $3,400,000 in Convertible Promissory Notes, due and payable on October 31, 2012 and convertible, at the holder’s option, into common stock of the Company at $1.00 per share at any time after April 30, 2011. The 2010 Convertible Promissory Notes bore interest at 8% per year, payable quarterly. In addition, the note holders were issued 1,700,000 Series A warrants to purchase the Company’s common stock at $4.00 per share any time on or before October 31, 2014 and were additionally granted a twenty percent (20%) net profits interest payable quarterly from any net profits generated from wells drilled and completed with the proceeds of the notes.

Direct costs of $400,051 were incurred in connection with the issuance of the 2010 Convertible Promissory Notes. The Company also issued the placement agent Series B warrants for the purchase of up to 340,000 shares of common stock at a price of $1.20 per share at any time prior to October 31, 2014, 170,000 shares of common stock at a price of $4.00 per share at any time prior to October 31, 2014, and 453,322 shares of common stock at a price of $0.10 per share at any time prior to March 31, 2011. As of June 30, 2013, 453,322 warrants have been exercised. The warrants also provide for adjustment to their exercise prices under certain circumstances.

During 2012, $3,075,000 of the 2010 Convertible Promissory Notes outstanding were surrendered in exchange for new 2012 Convertible Promissory Notes as discussed below. The remaining notes, which had an outstanding principal balance of $325,000, were repaid in October 2012.

2012 Convertible Promissory Notes – During 2012, the Company sold $8,254,500 of Convertible Promissory Notes, due and payable on June 30, 2015 and convertible at the holder’s option, into common stock of the Company at $1.25 per share. The Convertible Promissory Notes bear interest at 15% per year, payable quarterly. Of the total amount raised, $5,179,500 represented new cash investors and $3,075,000 represented investors from the 2010 convertible note offering who chose to roll their investment in that earlier offering into the Company's new offering. Net proceeds from this financing:

●	were used to pay the 2010 Convertible Promissory Notes remaining outstanding on October 31, 2012 ($325,000), and
●	have been used to fund an accelerated developmental drilling program in the Company's oil fields located in Southeast Texas

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

VANGUARD ENERGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

Total Indebtedness under Convertible Promissory Notes – The Company’s gross outstanding balance of the Convertible Promissory Notes was $8,254,500 as of June 30, 2013. As of June 30, 2013, the unamortized discount on the Convertible Promissory Notes totaled $493,230. Interest expense for the amortization of debt issuance cost and discount on the notes for the three and nine-month periods ended June 30, 2013 was $126,688 and $461,857, respectively. The effective interest rate of the Convertible Promissory Notes was 25.7% as of June 30, 2013. Accrued interest included in Other Liabilities at June 30, 2013 and September 30, 2012 was $309,544 and $267,374, respectively.

Net Profits Interest Participation Liability – The 20% net profits interest granted with the issuance of the 2010 Convertible Promissory Notes is owned by Vanguard Net Profits, LLC, a Texas limited liability company (the “Fund”). The Company has a 1% interest in the Fund and is the Fund’s manager on behalf of the notes holders who own the remaining interest.

The Company has recognized a participation liability related to the net profits interest granted. This participation liability is reflected in the liability section of the balance sheet at its estimated fair value of $1,465,036 as of June 30, 2013. The Company estimated the fair value of the participation liability utilizing a present value factor of 10 applied to proved developed reserves associated with the wells drilled and completed with the proceeds of the notes. At any time, the Company may purchase the net profits interests held by the Fund for $3,400,000.

The Company incurred expense associated with the net profits interest granted during the three and nine-month periods ended June 30, 2013 of $36,274 and $111,451, respectively. This amount is reported as interest expense in the statement of operations. The Company also made payments of $44,420 and $220,020, respectively under this arrangement during the three and nine-month periods ended June 30, 2013.

VANGUARD ENERGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 5 – INCOME TAXES

The Company estimates its annual effective income tax rate in recording its quarterly provision for income taxes in the various jurisdictions in which the Company operates. Statutory tax rate changes and other significant or unusual items are recognized as discrete items in the quarter in which they occur. The Company recorded no income tax expense for the three and nine-month periods ended June 30, 2013 because the Company estimates it will record no income tax expense for the year ended September 30, 2013. The Company recorded no income tax expense for the three and nine-month periods ended June 30, 2012. The Company has a valuation allowance that fully offsets net deferred tax assets.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

The Company’s material future contractual obligations as of June 30, 2013 were as follows:

	Total	2013	2014	2015	Thereafter

Convertible notes	$8,254,500	--	--	$8,254,500	--
Office leases	$29,150	$29,150	--	--	--

The Company has no contractual capital commitments outstanding at June 30, 2013. Capital expenditures during the first nine months of fiscal year 2013 totaled $2.4 million. The Company does not anticipate expending any further funds during the remainder of fiscal year 2013 for drilling and completing new wells in the Batson Dome Field or for various other projects. Drilling and completing new wells would require additional financing beyond the Company’s available cash on hand.

NOTE 7 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table summarizes the financial liabilities measured at fair value on a recurring basis as of June 30, 2013 and September 30, 2012:

		June 30,	September 30,
	Level	2013	2012

Participation liability	3	$1,465,036	$1,573,605
Conversion feature liabilities	3	7	$584,018
Warrant liabilities	3	1	$68,746

Total liabilities		$1,465,044	$2,226,369

VANGUARD ENERGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Assets and liabilities that are not recognized or disclosed on a recurring basis include those measured at fair value in a business combination and the initial recognition of asset retirement obligations.

The conversion feature liabilities and warrant liabilities are marked to market at each balance sheet date. The fair value of the conversion feature liabilities at June 30, 2013 was computed using the Black-Scholes model with the following assumptions: (1) expected life of 2.0 years; (2) volatility of 27.5%; (3) risk free interest of 0.33%, and a dividend rate of zero. The fair value of the warrant liabilities at June 30, 2013 was also computed using the Black-Scholes pricing model with the following assumptions: (1) expected life between 1.3 and 2.7 years; (2) volatility between 23.1% and 26.5%; (3) risk free interest between 0.14% and 0.46%, and a dividend rate of zero.

The following table presents a reconciliation of those liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Participation Liability	Conversion Feature Liabilities	Warrant Liabilities	Total

Balance at September 30, 2012	$1,573,605	$584,018	$68,746	$2,226,369
Purchases, issuances and settlements	(220,020)	-	-	(220,020)
(Gains) losses included in earnings	111,451	(584,011)	(68,745)	(541,305)

Balance at June 30, 2013	$1,465,036	$7	$1	$1,465,044

NOTE 8 – SUPPLEMENTAL CASH FLOW INFORMATION

	Nine Months Ended
	June 30,
	2013	2012

Interest paid	$892,962	$204,000
Interest capitalized (non-cash)	56,383	306,718
Noncash investing and financing activities:
Capital expenditures included in accounts payable	14,907	142,063
Issuance of 2012 convertible notes	-	2,037,500
Issuance of Series E Warrants to placement agent	-	48,668
Recognition of conversion feature liabilities	-	326,945
Asset retirement obligations incurred	9,792	69,691
Issuance of restricted shares	-	60,699

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATION

The following discussion analyzes and summarizes the results of our operations and our financial condition for the three month periods ended June 30, 2013 and 2012. This discussion and analysis should be read in conjunction with our financial statements included with this report.

Results of Operations

We were incorporated in Colorado on June 21, 2010 and commenced operations on July 19, 2010. We are in the early stages of implementing our business plan.

In November and December 2010 we entered into two agreements to acquire oil and gas leases covering 220 acres in the Batson Dome Field in Hardin County, Texas.

 In December 2010, we acquired two producing and three shut-in oil wells in the Batson Dome Field. As of July 31, 2013, the two wells were producing approximately 1 barrel of oil per day, net to our 63% net revenue interest. As of July 31, 2013, one shut-in well had been plugged and abandoned.

As of July 31, 2013, we had drilled and completed 14 wells in the Batson Dome Field. Our share of the costs of drilling and completing these wells was approximately $12 million. Each of these wells has shown multiple potentially productive zones at depths ranging from 2,600 to 4,400 feet. Of the 14 wells drilled and completed, 5 are currently shut in. We continue to actively study each existing well bore to determine what opportunities we might have to re-enter both producing and shut in wells in order to open potentially producible zones that were previously untapped or enlarge currently producing zones to expand production from the 9 currently producing wells. During the nine months ended June 30, 2013, we produced 49,874 gross bbls of oil.

Material changes in our Statement of Operations for the three months ended June 30, 2013 as compared to the same periods in the prior year are discussed below:

Increase (I)
Item	or Decrease (D)	Reason

Oil and Gas Sales	I	Completion of new wells

Cost and Expenses	D	Lease operating costs were unusually heavy in the 2012 period due to work overs. General and administrative costs have been materially reduced during the 2013 period.

Material changes in our Statement of Operations for the nine months ended June 30, 2013 as compared to the same periods in the prior year are discussed below:

Increase (I)
Item	or Decrease (D)	Reason

Oil and Gas Sales	I	Completion of new wells

Cost and Expenses	I	Operation of new wells and increased depletion of oil reserves as a result of increased production

Operating expenses requiring cash for the nine months ended June 30, 2013 consisted primarily of:

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

Notes in the principal amount of $5,179,500 were sold for cash and notes in the principal amount of $3,075,000 were exchanged for notes that we sold in 2010. Net proceeds from this financing:

●	were used to pay the remaining balance ($325,000) of our 2010 notes, and
●	have been, and are being, used to fund a drilling program in our fields located in Southeast Texas.

Our sources and (uses) of funds for the nine months ended June 30, 2013 and 2012 are shown below:

	Nine Months Ended June 30, 2013	Nine Months Ended June 30, 2012

Cash provided by operations	$880,127	$162,444
Purchase of furniture and equipment	(2,452)	(3,893)
Drilling and completion costs	(2,385,271)	(4,104,298)
Debt issuance costs	--	(478,214)
Equity offering costs	--	(199,849)
Sale common stock and warrants	--	4,224,000
Repayment of notes	(325,000)	--
Sale of notes	--	2,685,000

As of July 31, 2013, our salaries and other corporate overhead were approximately $75,000 per month. This significantly reduced operating cost is a result of material reductions in compensation to management, elimination of investor relations outreach, and other cost cutting efforts. Many of the reductions were not fully realized during the three month period ending June 30, 2013 and thus will have further beneficial effects during the Company’s fiscal fourth quarter, as reflected in the current overhead rate cited above.

By agreement dated March 15, 2011, we entered into a farmout agreement with an unrelated third party pertaining to a 100-acre lease in the Batson Dome Field. As of July 31, 2013, we had drilled 5 wells on the lease. Pursuant to the farmout agreement we have the option of drilling additional wells on the lease. We estimate the cost of drilling and completing any well on this lease will be approximately $600,000.

By agreement dated May 25, 2011, we entered into a farmout agreement with Exxon/Mobil Corporation pertaining to another 100-acre lease adjacent to our existing leases in the Batson Dome Field. Pursuant to the agreement, as previously extended, we had the obligation to commence drilling a well on the lease by June 14, 2013. We have requested that this agreement be extended for another year for payment of $10,000. Although we have not yet received official confirmation of such extension, management believes that such extension will be approved. If the agreement is extended, it will be subject to the commencement of drilling the first well by June 14, 2014, and completing the well if warranted, we have the option of drilling additional wells on the lease; provided however, that unless we commence drilling each well within 180 days of the date we complete or abandon the latest well drilled, our right to drill any additional wells on the lease will terminate. We estimate the cost of drilling and completing any well on this lease will be approximately $1,000,000.

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

Capital expenditures during the first nine months of fiscal year 2013 totaled $2,387,723. We do not expect to expend any further funds during the remainder of fiscal year 2013 for drilling and completing wells in the Batson Dome Field or for other projects. Any further drilling and completion of new wells would require additional financing beyond the our available cash on hand.

Our material future contractual obligations as of June 30, 2013 were as follows:

	Total	2013	2014	2015	Thereafter

2012 Convertible notes	$8,254,500	-	-	$8,254,000	-
Office lease	$29,150	$29,150	-	-	-

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

We are currently actively seeking a new corporate transaction or financing arrangement that will enable the Company to continue to develop its Batson Dome field. We have identified additional attractive drilling sites on our leases and believe that we will be able to attract potential partners to assist with the further development of the field. There is no assurance that such an arrangement can be made.

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

ITEM 4. CONTROLS AND PROCEDURES.

(a) We maintain a system of controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (“1934 Act”), is recorded, processed, summarized and reported within time periods specified in the SEC's rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the 1934 Act is accumulated and communicated to our management, including our Principal Executive and Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of June 30, 2013, our Principal Executive and Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Principal Executive and Financial Officer concluded that our disclosure controls and procedures were effective.

(b) Changes in Internal Controls. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

VANGUARD ENERGY CORPORATION

Date: August 8, 2013	By:	/s/ Warren Dillard
Warren Dillard,
Chief Executive, Financial and Accounting Officer