Form 10-K
period 2013-09-30
Vanguard Energy Corp
filed 2014-01-03
CIK 1497649

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2013
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: None

VANGUARD ENERGY CORPORATION
(Exact name of registrant as specified in its charter)

COLORADO	27-2888719
(State or other jurisdiction of incorporation or organization)	(I.R.S.Employer Identification No.)

1330 Post Oak Blvd. Suite 1600, Houston Texas	77056
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (713) 627-2500

Securities registered pursuant to Section 12(b) of the Act:  None.

Title of each class	Name of each exchange on which registered

Securities registered pursuant to Section 12(g) of the Act:  None.
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):     ☐ Yes ☑ No

The aggregate market value of the voting stock held by non-affiliates of the registrant on March 31, 2013 was approximately $6,170,000.

As of December 15, 2013, the registrant had 12,741,512 outstanding shares of common stock.

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

ITEM 1. BUSINESS.

We are an early-stage independent energy company engaged in the acquisition and development of oil in or near established oil-producing areas. Our original corporate plan was to build our cash flow and oil reserves through a focused acquisition and development program by:

●	focusing our operations in the hydrocarbon-rich region of east Texas;

●	drilling in areas which have a high proportion of oil relative to natural gas;

●	lessening risk by concentrating on established areas with proven production; and

●	using new screening technology which prevents sand accumulation in the well bores and allows for the recovery of more oil from mature fields.

In January of 2013, we announced that we were seeking ways to accelerate shareholder value.  In that regard, we have been investigating the possibility of selling our oil and gas properties in Southeast Texas.  We have not received any firm offers for our properties nor have we established a price we would consider for our properties.  If we reach an agreement to sell at a price we consider attractive, the net proceeds, after repayment of convertible debt and other liabilities, would be used to acquire new leases in East Texas with strong potential for value creation.  We emphasize that we are not committed to selling any of our properties and, depending on available capital, will continue with our current operating program.

In December 2011 we completed a $4,800,000 initial public offering. The offering consisted of 4,800,000 Units priced at $1.00 per Unit.

Batson Dome and Hull-Daisetta fields

Pursuant to three agreements, we acquired oil and gas leases covering 230 acres in the Batson Dome Field in Hardin County, Texas. In the first agreement, and in consideration for the assignment of a 40% working interest (32% net revenue interest) in leases covering 220 acres, we paid $40,000 in cash and issued a promissory note in the principal amount of $285,668. In the second agreement, and in consideration for the assignment of a 50% working interest (40% net revenue interest) in leases covering the same 220 acres, we paid $50,000 in cash and issued a promissory note in the principal amount of $357,085. The notes associated with the first and second agreements bore interest at 8% per year and were repaid in December 2010. In the third agreement, and in payment of $259,247 in cash, we acquired a 90% working interest in 10 acres adjacent to the 220 acres described above, as well as a 90% working interest (62% net revenue interest) in two producing oil wells and three shut- in wells located on the 10- acre lease. The leases and wells subject to the first and third agreements were acquired from C.F.O., Inc., a corporation controlled by Delton Drum, one of our officers. C.F.O., Inc. owns the remaining 10% working interest in the leases covering the 230 acres.

By agreement dated March 15, 2011, we entered into a farmout agreement with an unrelated third party pertaining to a 100-acre lease in the Batson Dome Field. Pursuant to the farmout agreement we have the option of drilling wells on the lease; provided however, that if we do not drill at least three wells in any twelve-month period our right to drill any additional wells on the lease will terminate. For each well drilled, we will receive a partial assignment of the lease covering the two acres surrounding the well. We will have a 100% working interest (74% net revenue interest) in any wells we drill on the leased acreage. We estimate the cost of drilling and completing any well on this lease will be approximately $650,000. As of November 30, 2013, we had drilled 5 wells on this lease.

By agreement dated May 25, 2011, we entered into a farmout agreement with Exxon/Mobil Corporation pertaining to another 100-acre lease in the Batson Dome Field. Pursuant to the agreement, we have the obligation to commence drilling a well on the lease by June 14, 2014 Subject to the commencement of drilling the first well by June 14, 2014 and completing the well if we consider it to be productive of oil, we have the option of drilling additional wells on the lease; provided, however, that unless we commence drilling each well within 180 days of the date we complete or abandon the latest well drilled, our right to drill any additional wells on the lease will terminate. For each well drilled, we will receive a partial assignment of the lease covering the acreage surrounding the well. We will have a 90% working interest (67.5% net revenue interest) in any wells we drill on the leased acreage. We estimate the cost of drilling and completing any well on this lease will be approximately $1,000,000. As of November 30, 2013, we had not commenced any drilling operations on the lease subject to the farmout agreement.

By agreement dated January 6, 2012, we entered into a three-year farmout agreement with an unrelated third party pertaining to another 70-acre lease in the Batson Dome Field.  We estimate the cost of drilling and completing any well on this lease will be approximately $1,000,000.  As of November 30, 2013, we had not drilled any wells on this lease.  We will have a 90% working interest (67.5% net revenue interest) in any wells drilled on the leased acreage.  We estimate the cost of drilling and completing any well on this lease will be approximately $1,000,000.  As of November 30, 2013, we had not commenced any drilling operations on the lease subject to the farmout agreement.

The Batson Dome Field is located in Hardin County, Texas approximately 50 miles northeast of Houston, and has multiple production zones. The oil produced from the field has a specific gravity of 21 to 35 degrees. This field lies in flat wooded areas which allow easy access for the drilling and maintenance of wells. There are no significant man-made improvements other than oil wells and related equipment. There are no nearby residences.

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

As mentioned above, we acquired two producing and three shut-in oil wells in the Batson Dome Field. As of November 30, 2013, one of the producing wells is off production and the other well was producing approximately one barrel of oil per day, net to our 62% net revenue interest.

As of November 30, 2013, we had drilled and completed 14 wells in the Batson Dome Field. Our share of the costs of drilling and completing these wells was approximately $12,900,000. Each of these wells has shown multiple potentially productive zones at depths ranging from 2,600 to 4,400 feet.  Of the 14 wells we drilled and completed, 6 are currently shut in.  We continue to actively study each existing well bore to determine what opportunities we might have to re-enter both producing and shut in wells in order to open potentially producible zones that were previously untapped or enlarge currently producing zones to expand production from the nine currently producing wells.

By agreement dated May 1, 2012, we entered into a farmout agreement with an unrelated third party pertaining to a 45-acre lease in the Hull-Daisetta Field. Pursuant to the agreement, we have the obligation to commence drilling a well on the lease by January 31, 2014. Subject to the commencement of drilling the first well by January 31, 2014, and completing the well if warranted, we have the option of drilling additional wells on the lease; provided however, that unless we commence drilling each well within 180 days of the date the latest well is completed or abandoned, the right to drill any additional wells on the lease will terminate. We estimate the cost of drilling and completing any well on this lease will be approximately $750,000. As of November 30, 2013, we had not drilled any wells on this lease.

The Hull-Daisetta Field is located in the Liberty County, Texas, about 10 miles south of our Batson Dome Field. The Hull-Daisetta Field includes coverage of a salt dome formation with similar geological characteristics as the Batson salt dome. The field was first drilled in 1918 and has produced over 180 million barrels of oil to date. Our initial lease position is on the edge of the salt dome which contains old shut-in wells that were drilled and successfully produced a number of years ago.  Due to lack of liquidity and inadequate time to assemble the necessary funds to drill this property, it is expected that this lease will expire in January 2014.

The completion of oil wells in established areas, such as the Batson Dome and Hull-Daisetta fields, is, to a certain extent, less risky than drilling for oil in unproven areas where uncertainty exists as to whether relevant amounts of oil exist at all. However, the process of completing an oil well is nevertheless associated with considerable risk.

Depending upon future available capital, we may drill and, if warranted, complete additional wells in the Batson Dome field. The wells will be drilled to a depth of approximately 3,000 to 4,000 feet to the Frio formation. Each well will take approximately ten days to drill and complete. Our share of the drilling and completion costs for each well is estimated to be approximately $600,000. We will have a 90% working interest (62%-67.5% net revenue interest) in any wells we drill in the Batson Dome Field.

During the year ended September 30, 2013, we produced 62,245 gross barrels and 45,758 net barrels of oil from our wells.

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

During the period from our inception to September 30, 2010, we did not drill any oil or gas wells.

The table shows the type and number of wells we drilled during the three years ended September 30, 2013.

	Years Ended September 30,
	2013		2012		2011
	Gross	Net	Gross	Net	Gross	Net
Development Wells:
Productive:
Oil	2	2	6	5.5	4	3.6
Gas	-	-	-	-	-	-
Nonproductive (2)	-	-	2	2	-	-

Exploratory Wells:
Productive	-	-	-	-	-	-
Oil	-	-	-	-	-	-
Gas	-	-	-	-	-	-
Nonproductive	-	-	-	-	-	-

(1) Of the four producing wells we drilled in 2011, one well subsequently become nonproductive. Of the six productive wells we drilled in 2012, one well subsequently became nonproductive.
(2) The two wells we drilled in 2013 were completed and produced oil for a short period until they were shut-in.  We are presently reworking these wells in an effort to increase production from the wells. As of November 30, 2013 one of these wells had been reworked successfully and a workover of the other well was in process.

As of November 30, 2013:

●	we were not drilling, or completing any wells, and
●	we were reworking one of the wells we drilled in fiscal 2013.

The following table shows, as of November 30, 2013, our producing wells, developed acreage, and undeveloped acreage, excluding service (injection and disposal) wells:

	Productive Wells		Developed Acreage		Undeveloped Acreage(1)
State	Gross	Net	Gross	Net	Gross	Net

Texas	10	9.3	240	217	305	288

(1)
Undeveloped acreage includes leasehold interests on which wells have not been drilled or completed to the point that would permit the production of commercial quantities of natural gas and oil regardless of whether the leasehold interest is classified as containing proved undeveloped reserves.

The following table shows, as of November 30, 2013, the status of our gross acreage:

State	Held by Production	Not Held by Production

Texas	240	305

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

Leased Acres	Expiration of Lease

235	2014

70	2015

Proved Reserves

Below are estimates of our net proved reserves as of September 30, 2013, net to our interest. All of our proved reserves are located in Texas.

Estimates of volumes of net proved reserves at September 30, 2013 are presented in barrels (Bbls) for oil and, for natural gas, in millions of cubic feet (Mcf) at the official temperature and pressure bases of the areas in which the gas reserves are located.

	Oil (Bbls)	Gas (Mcf)
Proved Developed:
Producing	70,220	--
Non-Producing	54,148	--
Proved Undeveloped	--	--

‘‘Bbl’’ refers to one stock tank barrel, or 42 U.S. gallons liquid volume, in reference to crude oil or other liquid hydrocarbons. ‘‘Mcf’’ refers to one thousand cubic feet. A BOE (i.e., barrel of oil equivalent) combines Bbls of oil and Mcf of gas by converting each six Mcf of gas to one Bbl of oil. Below are estimates of our present value of estimated future net revenues from our proved reserves based upon the standardized measure of discounted future net cash flows relating to proved oil and gas reserves in accordance with the provisions of Accounting Standards Codification Topic 932, Extractive Activities—Oil and Gas. The standardized measure of discounted future net cash flows is determined by using estimated quantities of proved reserves and the periods in which they are expected to be developed and produced based on period-end economic conditions. The estimated future production is based upon benchmark prices that reflect the unweighted arithmetic average of the first-day-of-the-month price for oil and gas during the twelve months period ended September 30, 2013. The resulting estimated future cash inflows are then reduced by estimated future costs to develop and produce reserves based on period-end cost levels. No deduction has been made for depletion, depreciation or for indirect costs, such as general corporate overhead. Present values were computed by discounting future net revenues by 10% per year.

Future cash inflows	$12,943,629
Deductions (including estimated taxes)	$4,361,848
Future net cash flow	$8,581,781
Discounted future net cash flow	$6,477,771

Pressler Petroleum Consultants, Inc. prepared the estimates of our proved reserves, future production and income attributable to our leasehold interests as of September 30, 2013. The report was prepared by Vivian Salinas, petroleum engineer and Stan S. Valdez, President. Pressler is an independent petroleum engineering firm that provides petroleum consulting services to the oil and gas industry. The estimates of drilled reserves, future production and income attributable to certain leasehold and royalty interests are based on technical analysis conducted by engineers employed at Pressler.

Stan S. Valdez was the technical person primarily responsible for overseeing the preparation of the reserve report. Mr. Valdez earned a Bachelor’s Degree in Petroleum Engineering  from Texas A&M University.  Mr. Valdez has more than 17 years of practical experience in the estimation and evaluation of petroleum reserves.

Warren Dillard, our Chief Executive Officer, oversaw the preparation of the reserve estimates by Pressler.  Mr. Dillard earned a Masters Degree in Business Administration from Harvard University.

Nova Resources prepared the reserve report for fiscal 2012.  Joseph V. Rochefort was the petroleum engineer responsible for overseeing the preparation of the reserve report.

Our proved reserves include only those amounts which we reasonably expect to recover in the future from known oil and gas reservoirs under existing economic and operating conditions, at current prices and costs, under existing regulatory practices and with existing technology. Accordingly, any changes in prices, reservoir pressures, operating and development costs, regulations, technology or other factors could significantly increase or decrease estimates of proved reserves.

Proved reserves were estimated by performance methods, the volumetric method, analogy, or a combination of methods utilizing present economic conditions and limited to those proved reserves economically recoverable. The performance methods include decline curve analysis that utilize extrapolations of historical production and pressure data available through September 30, 2013 in those cases where such data were considered to be definitive.

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

The Proved Producing (PDP) reserve estimate of 70,220 net barrels is a material reduction from the 231,859 barrels reported as of October 1, 2012.  Net production of 45,758 barrels accounted for a portion of the reduction, but the balance was due to calculations of reservoir potential that was influenced by further detailed analysis of the producing formations drive systems and the declines in production from certain wells at a greater rate than previously experienced.  The interpretation of 3D seismic this year provided additional input and helped delineate the field more precisely, resulting in  lowering the estimates of remaining recoverable oil.

Non-Producing (PDNP) estimated reserves of 54,148 net barrels are also a material reduction from the 81,758 net barrels reported as of September 30, 2012.  This reduction resulted partially from certain non-producing zones being put on production and the balance from the limitations cited above regarding the proved producing reserves.

Although we reported Proved Undeveloped (PUD) reserves of 412,247 barrels as of September 30, 2012, our engineers determined this year that such classification was not appropriate due to the faulting system identified in the field, and were thus removed from the report. Rather, they have estimated 66,094 barrels of Probable reserves, a change in the category of certain potential future production from our leases.

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

Future Operations

Depending upon available capital, our operating strategy will be to evaluate other undeveloped oil prospects and participate in drilling activities on those prospects which, in our opinion, are favorable for the production of oil. Initially, we plan to concentrate our activities in East Texas. Our strategy is to acquire prospects in or adjacent to existing fields with further development potential and minimal risk in the same area. The extent of our activities will primarily be dependent upon available capital.

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

Depending upon available capital, we may also:

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

As explained in the forepart of this Item 1, we are investigating the possibility of selling our interest in our oil and gas properties in southeast Texas.

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

Competition and Marketing

We will be faced with strong competition from many other companies and individuals engaged in the oil business, some of which are very large, well-established energy companies with substantial capabilities and established earnings records. We may be at a competitive disadvantage in acquiring oil prospects since we must compete with these individuals and companies, many of which have greater financial resources and larger technical staffs. In addition, larger companies have the ability to manage their risk by diversification.

Exploration for and the production of oil are affected by the availability of pipe, casing and other tubular goods and certain other oil field equipment including drilling rigs and tools. We will depend upon independent drilling contractors to furnish rigs, equipment and tools to drill our wells. Higher prices for oil may result in competition among operators for drilling equipment, tubular goods and drilling crews which may affect our ability expeditiously to drill, complete, recomplete and workover wells.

The market for oil is dependent upon a number of factors beyond our control, which at times cannot be accurately predicted. These factors include the extent of competitive domestic production and imports of oil, the availability of other sources of energy, fluctuations in seasonal supply and demand, and governmental regulation. In addition, there is always the possibility that new legislation may be enacted which would impose price controls or additional excise taxes upon crude oil. As of November 30, 2013, all of our oil production was being sold to an independent oil company. The agreement with the independent oil company is on a month-to-month basis, and the price at which we sell our oil is established each month. The oil is transferred by truck from the field to a nearby refinery. We do not expect to have any difficulty in selling the oil produced from our wells in the foreseeable future.

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

Employees and Offices

As of November 30, 2013, we had one full-time employee.

Our principal office is located at 1330 Post Oak Blvd., Suite 1600, Houston, Texas 77056. This office is leased month to month at a rate of $125 per month.

We also maintain a satellite office in Los Angeles, California. This office consists of 300 square feet and is rented for $4,300 per month pursuant to a lease which expires on December 31, 2013 and then continues on a month-to-month basis.

ITEM 1A.    RISK FACTORS.

Investors should be aware that an investment in our securities involves certain risks, including those described below, which could adversely affect the value of our common stock. We do not make, nor have we authorized any other person to make, any representation about the future market value of our common stock. In addition to the other information contained in this report, the following factors should be considered carefully in evaluating an investment in our securities.

Our failure to obtain capital may restrict our operations.  We need additional capital to fund our operating losses, repay outstanding debt, and expand our business. We do not know what the terms of any future capital raising may be but any future sale of our equity securities would dilute the ownership of existing stockholders and could be at prices substantially below the market price of our common stock. Our failure to obtain the capital which we require may result in the slower implementation of our business plan. There can be no assurance that we will be able to obtain the capital which we will need.

Drilling. Oil exploration is not an exact science, and involves a high degree of risk. The primary risk lies in the drilling of dry holes or drilling and completing wells which, though productive, do not produce oil in sufficient amounts to return the amounts expended and produce a profit. Hazards, such as unusual or unexpected formation pressures, downhole fires, blowouts, loss of circulation of drilling fluids and other conditions are involved in drilling and completing wells and, if such hazards are encountered, completion of any well may be substantially delayed or prevented. In addition, adverse weather conditions can hinder or delay operations, as can shortages of equipment and materials or unavailability of drilling, completion, and/or workover rigs. Even though a well is completed and is found to be productive, water and/or other substances may be encountered in the well, which may impair or prevent production or marketing of oil from the well.

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

Risks Related to the Estimation of Reserves.  The estimation of oil and gas reserves involves subjective judgments and determinations based on available geological, technical, contractual and economic information.  They are not exact determinations.  In addition, these judgments may change based on new information from production or drilling activities, or changes in economic factors, as well as from developments such as acquisitions and dispositions, new discoveries and extensions of existing fields and the application of improved recovery techniques.  Reserve estimates can also be subject to correction for errors in the application of published rules and guidance.

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

From time to time legislation has been proposed relating to various conservation and other measures designed to decrease dependence on foreign oil. No prediction can be made as to what additional legislation may be proposed or enacted. Oil producers may face increasingly stringent regulation in the years ahead and a general hostility towards the oil and gas industry on the part of a portion of the public and of some public officials. Future regulation will probably be determined by a number of economic and political factors beyond our control or that of the oil and gas industry.

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

Not applicable

ITEM 4.    MINE SAFETY DISCLOSURE.

Not applicable

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

Quarter Ended	High	Low

December 31, 2011	$1.05	$0.95
March 31, 2012	$1.15	$0.95
June 30, 2012	$1.05	$0.87
September 30, 2012	$1.00	$0.85

December 31, 2013	$0.95	$0.59
March 31, 2013	$0.85	$0.62
June 30, 2013	$0.70	$0.20
September 30, 2013	$0.33	$0.14

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

As of November 30, 2013, we had approximately 475 shareholders of record.

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

Overview

We were incorporated in Colorado on June 21, 2010 and commenced operations on July 19, 2010. We are in the early stages of implementing our business plan.

As of November 30, 2013, we had drilled and completed 14 wells in the Batson Dome Field. Our share of the costs of working over, drilling and completing these wells was approximately $12,900,000. Each of these wells has shown multiple potentially productive zones at depths ranging from 2,600 to 4,400 feet.  Of the 14 wells drilled and completed, five are currently shut in.  We continue to actively study each existing well bore to determine what opportunities we might have to re-enter both producing and shut in wells in order to open potentially producible zones that were previously untapped or enlarge currently producing zones to expand production from the nine currently producing wells.

During the year ended September 30, 2013, we produced 62,245 gross barrels and 45,758 net barrels of oil from our wells.

We do not anticipate expending any further funds during fiscal year 2014 for drilling and completing new wells in the Batson Dome Field or for various other projects.  Drilling and completing new wells would require additional financing beyond our available cash.  We will, however, continue to perform workovers as required.

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

As explained in the forepart of Item 1 of this report, we are investigating the possibility of selling our interest our oil and gas properties in southeast Texas.

Other than as disclosed above, we do not know of any:

●	trends, demands, commitments, events or uncertainties that will result in, or that are reasonably likely to result in, any material increase or decrease in our liquidity; or

●	significant changes in our expected sources and uses of cash.

Results of Operations

Material changes in our Statement of Operations for the year ended September 30, 2013 as compared to the same period in the prior year are discussed below:

Increase (I)
Item	or Decrease (D)	Reason

Oil and gas sales	I	Completion of new wells.

Cost and Expenses
Lease operating expense	I	Operation of new wells.
Production taxes	I	Increased sales of oil.
Depreciation, depletion and amortization	I	More depletion of oil reserves as a result of increased production.
Impairment of oil and gas properties	I	Write down of capitalized cost of oil and gas properties due to reduction of estimated proved reserves.
General and administrative	D	Reduction in certain promotional activities and elimination of paid personal services.
Other income (expense)
Interest expense	I	Convertible debt, with a higher interest rate, was outstanding for the full year.
Change in fair value of warrant and conversion feature liabilities	D	Lower market prices for our common stock.
Change in estimate of participation liability	D	Reduction in our estimated proven reserves lowered the amount we expect to pay to the holders of a net profit interest in some of our wells.

We recorded an impairment expense of $3,634,312 during the year ended September 30, 2013 as a result of reductions in estimated proved reserves.  Revised calculations of proved reserves were based on detailed analysis of producing formations drive systems and declines in production from certain wells at a greater rate than previously experienced. The interpretation of 3D seismic during the fiscal fourth quarter of 2013 provided additional input and helped delineate the field more precisely, resulting in limiting the estimates of remaining recoverable oil.

Operating expenses requiring cash for the year ended September 30, 2013 consisted primarily of:

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

In June, July and September 2012 we sold convertible secured promissory notes to a group of private investors. The notes bear interest at 15% per year, are payable quarterly, mature on June 30, 2015, and are convertible into shares of our common stock at a conversion price of $1.25 per share, subject to adjustment. Notes in the cumulative principal amount of $5,179,500 were sold for cash and notes in the cumulative principal amount of $3,075,000 were exchanged for notes that we sold in 2010. Net proceeds from this financing:

●	were used to pay the remaining balance ($325,000) of our 2010 notes; and

●	were used to fund further drilling in our fields located in Southeast Texas.

Our sources and (uses) of funds for the two years ended September 30, 2012 are shown below:

	Year Ended	Year Ended
	September 30, 2013	September 30, 2012
Cash provided by operations	$928,683	$383,083
Acquisition of oil and gas properties	-	-
Purchases of furniture and equipment	(2,452)	(22,480)
Drilling and completion costs	(2,357,368)	(6,113,295)
Debt issuance costs	-	(813,780)
Equity offering costs	-	(199,849)
Proceeds from issuance of common stock and warrants	-	4,224,000
Repayment of notes	(325,000)	-
Proceeds from sale of convertible notes	-	5,179,500

As of November 30, 2013, our salaries and other corporate overhead were approximately $50,000 per month.  This significantly reduced operating cost is a result of material reductions in compensation to management, elimination of investor relations services, and other cost cutting efforts.  Many of the reductions were not fully realized until after June, 2013 and as a result will have further beneficial effects during our fiscal year ending September 30, 2014.

See Item 1 of this report for information concerning our farmout agreements with third parties.

Capital expenditures during the fiscal year ended 2013 totaled $2,359,820. We do not currently have any funds for drilling and completing new wells. Any future drilling and completion of new wells would require additional financing beyond our available cash.

Any cash generated by our operations, after payment of general, administrative and lease operating expenses, may be used to drill and, if warranted, rework existing wells to offset declining production, complete oil wells, acquire oil and gas leases covering lands which we believe are favorable for the production of oil, fund working capital reserves and repay the convertible notes we sold in 2012. Our capital expenditure plans are subject to periodic revision based upon the availability of funds and expected return on investment.

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

Our overall corporate objective is to generate profits by drilling productive oil wells. However, we plan to obtain the funds required to drill, and if warranted, complete new wells (including any wells pertaining to our farmout agreements) with any net cash generated by our operations, through the sale of our securities, from loans from third parties or from third parties willing to pay our share of the cost of drilling and completing the wells as partners/participants in the resulting wells. We do not have any commitments or arrangements from any person to provide us with any additional capital. We may not be successful in raising the capital needed to drill oil wells. Any wells which may be drilled by us may not produce oil.

Contractual Obligations

Our material future contractual obligations as of September 30, 2013 were as follows:

	Total	2014	2015	Thereafter
2012 Convertible notes	$8,254,500	-	$8,254,000	-
Office lease	$12,900	$12,900	-	-

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

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.    CONTROLS AND PROCEDURES.

An evaluation was carried out under the supervision and with the participation of our management, including our Principal Executive and Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-K. Disclosure controls and procedures are procedures designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-K, is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and is communicated to our management, including our Principal Executive and Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our management concluded that, as of September 30, 2013, our disclosure controls and procedures were effective.

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

Warren Dillard, our Principal Executive and Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of September 30, 2013 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls.

Based on this evaluation, management concluded that our internal control over financial reporting was effective as of September 30, 2013.

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

Name	Age	Position

Warren Dillard	71	President, Chief Executive, Financial and Accounting Officer and a Director

Delton C. Drum	56	Vice President, Field Operations

Steven M. Powers	71	Vice President of Business Development, Secretary and a Director

Rick A. Wilber	66	Director

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

Rick Wilber and Steven Powers are the members of our compensation committee. Our Board of Directors serves as our audit committee.

Rick Wilber is an independent director that term is defined in Section 803 A(2) of the NYSE MKT Company Guide. Warren Dillard acts as our financial expert.

We have adopted a code of ethics applicable to our principal executive, financial and accounting officers and persons performing similar functions.

ITEM 11. EXECUTIVE COMPENSATION

The following table summarizes the compensation received by our principal executive and financial officers during the two years ended September 30, 2013.

				Restricted		Other
	Fiscal	Salary	Bonus	Stock Awards	Option Awards	Annual Compensation
Name and Principal Position	Year	(1)	(2)	(3)	(4)	(5)	Total

Warren Dillard	2013	$135,000				$40,000	$175,000
President,	2012	$150,000	-	-	-	$40,000	$190,000
Principal Executive,
Financial and Accounting Officer

R. Gerald Bailey	2013	$180,000					$180,000
Director (6)	2012	$190,000	-	-	-	-	$190,000

Michael Fraim	2013	$10,000					$10,000
Vice President	2012	$100,000	-	-	-	-	$100,000
Technology (7)

(1)	The dollar value of base salary (cash and non-cash) earned.

(2)	The dollar value of bonus (cash and non-cash) earned.

(3)	The value of the shares of restricted stock issued as compensation for services computed in accordance with ASC 718 on the date of grant.

(4)	The value of all stock options computed in accordance with ASC 718 on the date of grant.

(5)	All other compensation received that could not be properly reported in any other column of the table.

(6)	Mr. Bailey resigned as a director on July 31, 2013.

(7)	Mr. Fraim resigned as an officer on April 30, 2013.

The following table shows the amount we expect to pay to our officers during the twelve months ending September 30, 2014 and the amount of time these persons expect to devote to us.

	Projected	Percent of Time to be
Name	Compensation	Devoted to our Business

Warren Dillard	$120,000	90%
Steven Powers	$--	10%

Delton Drum is compensated through his company, C.F.O., Inc., which is the operator for any wells we drill in the Batson Dome Field. We entered into an operating agreement with C.F.O., Inc. dated October 1, 2010. As operator, C.F.O., Inc. receives $2,500 per month for each well being drilled or completed, subject to reductions for days when a well, or wells, are not being drilled. In addition, C.F.O., Inc. is paid $250 per month for each operating well. We may remove C.F.O., Inc. for good cause if it fails to cure a default under the operating agreement within 30 days’ notice from us of a default. C.F.O., Inc. is required to carry insurance for our benefit and may not undertake any single project requiring an expenditure in excess of $5,000 without our prior authorization, except in the case of an emergency. The operating agreement remains in effect so long as the oil leases covered by the agreement continue in operation.  During the two years ended September 30, 2013, we paid C.F.O., Inc. $470,000 and $763,600 respectively for services provided to us. These amounts included reimbursements for drilling costs advanced by C.F.O., Inc. of $224,722 and $573,533 respectively.

We have an employment agreement with Warren Dillard which provides that Mr. Dillard is paid a base salary of $10,000 per month, plus an amount equal to the federal and state taxes that he is required to pay with respect to his base salary. The employment agreement with Mr. Dillard can be terminated at any time, by either party, upon 10 days’ notice, without cause.

We do not have any employment or compensation agreements with Rick Wilber or Steven Powers.

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

The following table shows the options granted pursuant to the Non-Qualified Stock Option Plan to our officers and directors. As of November 30, 2013, none of the options had been exercised. The options are fully vested.

Name	Date	Shares Issuable Upon Exercise of Options (1)	Exercise Price	Date

Warren M. Dillard	1-10-11	200,000	$1.00	1-10-14
Steven M. Powers	1-10-11	100,000	$1.00	1-10-14
Rick A. Wilber	1-10-11	150,000	$1.00	1-10-14

(1)
Any options which have not been exercised will automatically terminate upon the option holder’s death, 90 days after the date the option holder voluntarily resigns as an officer, director or employee or in the event the option holder is terminated for cause. For purposes of these options, cause is defined as (i) the failure by the option holder to substantially perform his duties and obligations owed to us (other than any failure resulting from incapacity due to physical or mental illness); (ii) engaging in misconduct or a breach of fiduciary duty which is, or potentially is, materially injurious to us; (iii) commission of a felony; or (iv) the commission of a crime which is, or potentially is, materially injurious to us.

Long-Term Incentive Plans. We do not provide our officers or employees with pension, stock appreciation rights, long-term incentive or other plans.

Employee Pension, Profit Sharing or other Retirement Plans. We do not have a defined benefit, pension plan, profit sharing or other retirement plan, although we may adopt one or more of such plans in the future.

Compensation of Directors During Year Ended September 30, 2013. During the year ended September 30, 2013, we did not compensate our directors for acting as such.

Compensation Committee Interlocks and Insider Participation. Rick Wilber and Steven Powers are the members of our compensation committee. During the year ended September 30, 2013, both Mr. Wilber and Mr. Powers participated in deliberations concerning executive officer compensation. During the year ended September 30, 2013, none of our officers was also a member of the compensation committee or a director of another entity, which other entity had one of its executive officers serving as one of our directors.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table shows the beneficial ownership of our common stock, as of November 30, 2013, by (i) each person whom we know beneficially owns more than 5% of the outstanding shares of our common stock, (ii) each of our officers, (iii) each of our directors, and (iv) all the officers and directors as a group. Unless otherwise indicated, each owner has sole voting and investment powers over his shares of common stock. Unless otherwise indicated, beneficial ownership is determined in accordance with the Rule 13d-3 promulgated under the Securities and Exchange Act of 1934, as amended, and includes voting or investment power with respect to shares beneficially owned.

	Number of Shares		Percentage
Name and Address of Beneficial Owner	Beneficially Owned		of Class(1)

Warren M. Dillard	1,062,732	(2)(3)	8.2%
1330 Post Oak Blvd., Suite 1600
Houston, Texas 77056

Delton C. Drum	40,000		*
2626 Royal Trail Dr.
Kingwood, TX 77339

Steven M. Powers	957,732	(2)(4)	7.4%
1999 Avenue of the Stars, Ste. 1100
Los Angeles, CA 90067

Rick A. Wilber	1,173,332	(5)	9.1%
10360 Kestrel Street
Plantation, FL 33324

All officers and directors as a group	3,233,796		24.7%
(4 persons)
______________
* Less than 1%

(1)	Assumes none of our outstanding notes are converted and none of our outstanding warrants are exercised.

(2)	Shares are beneficially held through trusts or other entities under the control of this beneficial owner.

(3)	Includes 200,000 shares issuable upon exercise of an option that is currently exercisable.

(4)	Includes 100,000 shares issuable upon exercise of an option that is currently exercisable.

(5)	Includes 150,000 shares issuable upon exercise of an option that is currently exercisable.

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

See Item 11 of this report for information concerning amounts we have paid to a company controlled by one of our officers.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES.

Briggs & Veselka Co. audited our financial statements for the two years ended September 30, 2012. The following table shows the fees billed to us during the periods presented by Briggs & Veselka.

	Year Ended	Year Ended
	September 30, 2013	September 30, 2012

Audit Fees	$101,073	$69,849
Audit-Related Fees	$48,440	$27,052
Tax Fees	$21,909	$15,401
All Other Fees	$-	$3,087

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 31st day of December, 2013.

VANGUARD ENERGY CORPORATION

By:	/s/ Warren Dillard
Warren Dillard, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of l934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Warren Dillard	Principal Executive, Financial and Accounting Officer and Director	December 31, 2013
Warren Dillard

/s/ Steven M. Powers	Director	December 31, 2013
Steven M. Powers

/s/ Rick A. Wilber	Director	December 31, 2013
Rick A. Wilber

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Vanguard Energy Corporation

We have audited the accompanying consolidated balance sheets of Vanguard Energy Corporation ("the Company") as of September 30, 2013 and 2012 and the related consolidated statements of operations, changes in stockholders' equity (deficit), and cash flows for each of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based upon our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2013 and 2012, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States.

/s/ Briggs & Veselka Co.

Briggs & Veselka Co.
Houston, Texas
December 30, 2013

VANGUARD ENERGY CORPORATION
CONSOLIDATED BALANCE SHEETS

	September 30,	September 30,
ASSETS	2013	2012
Current assets
Cash and cash equivalents	$1,334,285	$3,090,422
Accounts receivable	371,765	615,631
Other assets	16,055	6,132
Total current assets	1,722,105	3,712,185

Property and equipment
Oil and gas, on the basis of full cost accounting
Proved properties	12,994,766	9,288,166
Unproved properties and properties under
development, not being amortized	61,470	1,427,294
Furniture and equipment	26,946	24,494
Less: accumulated depreciation, depletion and amortization	(6,594,081)	(1,108,956)
Total property and equipment	6,489,101	9,630,998

Debt issuance costs	538,700	857,412
Other assets	10,808	15,570
Total assets	$8,760,714	$14,216,165
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$113,314	$414,873
Other liabilities	322,194	344,712
Current portion of notes payable, net of discount of $0 and $77,584	-	247,416
Current portion of conversion feature liability	-	564
Total current liabilities	435,508	1,007,565

Notes payable, net of discount of $441,132 and $635,748	7,813,368	7,618,752
Participation liability	465,551	1,573,605
Conversion feature liability	-	583,454
Warrant liabilities	-	68,746
Asset retirement obligations	177,685	96,410

Total liabilities	8,892,112	10,948,532

Commitments and contingencies	-	-

Stockholders' equity (deficit)
Preferred stock, $0.00001 par value; 5,000,000 shares
authorized, none issued or outstanding	-	-
Common stock, $0.00001 par value; 50,000,000 shares authorized,
12,741,512 shares issued and outstanding	127	127
Additional paid-in capital	5,522,204	5,522,204
Accumulated deficit	(5,653,729)	(2,254,698)

Total stockholders' equity (deficit)	(131,398)	3,267,633

Total liabilities and stockholders' equity (deficit)	$8,760,714	$14,216,165

The accompanying notes are an integral part of these consolidated financial statements.

VANGUARD ENERGY CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS

	Fiscal Year	Fiscal Year
	Ended	Ended
	September 30, 2013	September 30, 2012
Revenues
Oil and gas sales	$4,644,356	$3,369,407
Costs and expenses
Lease operating expense	714,669	672,233
Production taxes	214,127	155,616
Depreciation, depletion and amortization	1,850,814	844,299
Impairment of oil and gas properties	3,634,312	-
Asset retirement obligation accretion	23,186	8,922
General and administrative	1,373,122	1,564,475
Total costs and expenses	7,810,230	3,245,545

Income (loss) from operations	(3,165,874)	123,862
Other income (expense)
Other income	7,386
Interest income	1,340	3,062
Interest expense	(1,864,379)	(1,171,756)
Change in fair value of warrant and
conversion feature liabilities	652,765	1,081,371
Change in estimate of participation liability	969,731	(653,057)
Loss on debt extinguishment	-	(410,639)
Total other income (expense)	(233,157)	(1,151,019)
Loss before income taxes	(3,399,031)	(1,027,157)
Provision for income taxes	-	-
Net loss	$(3,399,031)	$(1,027,157)

Loss per share – Basic	$(0.27)	$(0.09)
Weighted average number of
common shares	12,741,512	11,901,830

Loss per share – Diluted	$(0.27)	$(0.09)
Weighted average number of common
and potential common shares	12,741,512	11,901,830

The accompanying notes are an integral part of these consolidated financial statements.

VANGUARD ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES
IN STOCKHOLDERS' EQUITY (DEFICIT)

					Total
	Common Stock		Additional	Accumulated	Stockholders’
	Shares	Amount	Paid In Capital	Deficit	Equity (Deficit)

Balance at
October 1, 2011	7,880,822	$79	$1,866,110	$(1,227,541)	$638,648

Stock-based
compensation	60,690	-	59,700	-	59,700

Issuance of
common stock units	4,800,000	48	3,596,394	-	3,596,442

Net loss	-	-	-	(1,027,157)	(1,027,157)

Balance at
September 30, 2012	12,741,512	$127	$5,522,204	$(2,254,698)	$3,267,633

Net loss	-	-	-	(3,399,031)	(3,399,031)

Balance at
September 30, 2013	12,741,512	$127	$5,522,204	$(5,653,729)	$(131,398)

The accompanying notes are an integral part of these consolidated financial statements.

VANGUARD ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOW

	Fiscal Year	Fiscal Year
	Ended	Ended
	September 30, 2013	September 30, 2012
Cash flows from operating activities
Net loss	$(3,399,031)	$(1,027,157)
Adjustments to reconcile net loss
to net cash from operating activities:
Loss on debt extinguishment	-	410,639
Change in estimate of participation liability	(969,731)	653,057
Impairment of Oil and Gas Properties	3,634,312	-
Depreciation, depletion and amortization	1,850,814	844,299
Amortization of debt issuance costs	318,712	237,809
Asset retirement obligation accretion	81,275	8,922
Amortization of debt discount	272,200	736,446
Accretion of participation liability	(138,323)	97,535
Stock-based compensation expense	-	59,700
Change in fair value of warrant and conversion
feature liabilities	(652,765)	(1,081,371)
Change in operating assets and liabilities:
Accounts receivable	243,866	(358,484)
Other assets	(5,161)	(14,680)
Accounts payable	(284,967)	(54,291)
Other liabilities	(22,518)	(129,341)
Net cash from operating activities	928,683	383,083

Cash flows from investing activities
Purchase of furniture and equipment	(2,452)	(22,480)
Capital expenditures on oil and gas properties	(2,357,368)	(6,113,295)
Net cash from investing activities	(2,359,820)	(6,135,775)

Cash flows from financing activities
Debt issuance costs	-	(813,780)
Equity offering costs	-	(199,849)
Proceeds from issuance of common stock and warrants	-	4,224,000
Proceeds from issuance (repayment) of notes payable	(325,000)	5,179,500
Net cash from financing activities	(325,000)	8,389,871

Net change in cash and cash equivalents	(1,756,137)	2,637,179

Cash and cash equivalents
Beginning of period	3,090,422	453,243
End of period	$1,334,285	$3,090,422

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

In January of 2013, the Company announced that it was seeking ways to accelerate shareholder value.  In that regard, the Company has been investigating the possibility of selling its oil and gas properties in Southeast Texas.  The Company has not received any firm offers for the properties nor have established a price it would consider for them.  If the Company reaches an agreement to sell at a price considered attractive, the net proceeds, after repayment of convertible debt and other liabilities, would be used to acquire new leases in East Texas with strong potential for value creation.  The Company emphasizes that it is not committed to selling any of its properties and, depending on available capital, will continue with its current operating program.

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

Management Estimates—The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, as well as certain financial statement disclosures. While management believes that the estimates and assumptions used in the preparation of the financial statements are appropriate, actual results could differ from these estimates.  Significant estimates made in preparing these financial statements include the fair value of acquired assets and liabilities (Note 3), asset retirement obligations (Note 4), participation, conversion feature and warrant liabilities (Note 5), income taxes (Note 6) and the estimate of proved oil and gas reserves and related present value estimates of future net cash flows used in the ceiling test (Notes 2 and 12).

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

VANGUARD ENERGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

During the fourth quarter of fiscal year 2013 and based on the October 1, 2013 Reserve Report, the cost ceiling analysis established that the Company’s proved properties required the recording of an impairment reduction. The Company recorded an impairment expense of $3,634,312 \as a result of reductions in estimated proved reserves.  Revised calculations of proved reserves were based on detailed analysis of producing formations drive systems and declines in production from certain wells at a greater rate than previously experienced. The interpretation of 3D seismic during the fiscal fourth quarter of 2013 provided additional input and helped delineate the field more precisely, resulting in limiting the estimates of remaining recoverable oil. The production declines resulted in greater DD&A expense of $919,313 during the fourth quarter.  These adjustments were offset somewhat by a reduction in the Participation Liability of $969,731 resulting from lower estimated net cash flows from certain wells in which outside parties have a 20% net profits interest.

VANGUARD ENERGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Revenue Recognition—Oil and gas sales result from undivided interests held by the Company in oil and gas properties. Sales of oil and gas produced from oil and gas operations are recognized when the product is delivered to the purchaser and title transfers to the purchaser. The Company had no natural gas sales imbalance positions at September 30, 2013 or 2012. Charges for gathering and transportation are included in production expenses.

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

VANGUARD ENERGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Earnings (Loss) Per Share—Basic earnings (loss) per share have been calculated based upon the weighted-average number of common shares outstanding. The weighted-average number of common shares outstanding used in the computations of earnings (loss) per share was 12,741,512 for 2013 and 11,901,830 for 2012. The calculation of diluted weighted-average shares outstanding for 2013 and 2012 excludes 19,261,860-shares and 19,751,560 shares, respectively, issuable pursuant to outstanding warrants, stock options and debt conversion features because their effect is anti-dilutive.

Concentration of Credit Risk—The Company is subject to credit risk resulting from the concentration of its oil and natural gas receivables with significant purchasers. One purchaser accounted for all of the Company's oil and gas sales revenues for 2013 and 2012. The Company does not require collateral. While the Company believes its recorded receivable will be collected, in the event of default the Company would follow normal collection procedures. The Company does not believe the loss of this purchaser would materially impact its operating results as oil and gas are fungible products with well-established markets and numerous purchasers.

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

VANGUARD ENERGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Recently Issued Accounting Pronouncements – In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-04, which clarifies some existing fair value measurement concepts, eliminates wording differences between U.S. GAAP and International Financial Reporting Standards (“IFRS”), and in some limited cases, changes some fair value measurement principles to achieve convergence between U.S. GAAP and IFRS. ASU 2011-04 is effective for the Company beginning after December 15, 2011. The adoption of this guidance did not have a material impact on the Company's financial statements.

In December 2011, the FASB issued Accounting Standards Update No. 2011-11 Balance Sheet: Disclosures about Offsetting Assets and Liabilities (ASU 2011-11). ASU 2011-11 requires that an entity disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. ASU 2011-11 is effective for annual periods beginning on or after January 1, 2013. The Company is currently evaluating the provisions of ASU 2011-11 and assessing the impact, if any, it may have on its consolidated financial position, results of operations or cash flows.

Various other accounting standards updates were recently issued, most of which represented technical corrections to the accounting literature or were applicable to specific industries, and are not expected to a have a material impact on the Company's financial position, results of operations or cash flows.

NOTE 3 –OIL AND GAS PROPERTIES

By agreement dated March 15, 2011, the Company entered into a farmout agreement with an unrelated third party pertaining to a 100-acre lease in the Batson Dome Field. As of September 30, 2013, the Company had drilled five wells on the lease. Pursuant to the farmout agreement the Company has the option of drilling additional wells on the lease; provided however, that if it does not drill at least six wells in any twelve month period the right to drill any additional wells on the lease will terminate. The estimated cost of drilling and completing any well on this lease is approximately $650,000.  As of September 30, 2013, the Company had drilled five wells on this lease.

By agreement dated May 25, 2011, the Company entered into a farmout agreement with an unrelated third party pertaining to a 100-acre lease in the Batson Dome Field. Pursuant to the agreement, the Company had the obligation to commence drilling a well on the lease by June 14, 2013. In November 2013, the Company paid $10,000 to extend the agreement, whereby it now has an obligation to commence drilling by June 14, 2014. Subject to the commencement of drilling the first well by June 14, 2014, and completing the well if warranted, the Company has the option of drilling additional wells on the lease; provided however, that unless the Company commences drilling each well within 180 days of the date the latest well is completed or abandoned, the right to drill any additional wells on the lease will terminate. The estimated cost of drilling and completing any well on this lease is approximately $1,000,000.  As of September 30, 2013, the Company had not commenced any drilling operations on the lease subject to the farmout agreement.

VANGUARD ENERGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

By agreement dated January 6, 2012, the Company entered into a three-year farmout agreement with an unrelated third party pertaining to another 70-acre lease in the Batson Dome Field. The estimated cost of drilling and completing any well on this lease is approximately $1,000,000.

By agreement dated May 1, 2012, the Company entered into a farmout agreement with an unrelated third party pertaining to a 45-acre lease in the Hull-Daisetta Field. Pursuant to the agreement, the Company had the obligation to commence drilling a well on the lease by January 31, 2013. Subject to the commencement of drilling the first well by January 31, 2013, and completing the well if warranted, the Company has the option of drilling additional wells on the lease; provided however, that unless the Company commences drilling each well within 180 days of the date the latest well is completed or abandoned, the right to drill any additional wells on the lease will terminate. The estimated cost of drilling and completing any well on this lease is approximately $750,000.  The original agreement was extended one year providing until January 31, 2014 to commence drilling the first well.  As of September 30, 2013, the Company did not drill any wells on this lease and is not expected to drilling any wells in the foreseeable future.

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

Through these acquisitions, the Company owns a ninety percent (90%) working interest in mineral leases for 230 acres in the Batson Dome Field. C.F.O., Inc. is a related party and owns the remaining ten percent (10%) working interest and is the operator for the mineral leases pursuant to a joint operating agreement between the Company and C.F.O., Inc.  The Company has recorded a receivable from C.F.O., Inc. for their 10% share of capital expenditures.  At September 30, 2013, this amount totaled $12,476 and was repaid in October 2013 from CFO’s production revenues. During the two years ended September 30, 2013, we paid C.F.O., Inc. $470,000 and $763,600 respectively for services provided to us. These amounts included reimbursements for drilling costs advanced by C.F.O., Inc. of $224,722 and $573,533 respectively.

As discussed in Note 2, the Company recorded an impairment expense of $3,634,312 during the year ended September 30, 2013 as a result of reductions in estimated proved reserves.

VANGUARD ENERGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – ASSET RETIREMENT OBLIGATIONS

The Company has asset retirement obligations for any wells that are permanently removed from service. The primary obligations involve the removal and disposal of surface equipment, plugging and abandoning the wells, and site restoration. For the purpose of determining the fair value of ARO incurred during the fiscal years presented, the Company used the following assumptions:

	September 30, 2013	September 30, 2012
Inflation rate	4%	4%
Estimated asset life	3.9 years	9.5 years
Credit adjusted risk free interest rate	30%	18%

The assumptions used in calculating ARO as of September 30, 2013 were based on data presented in the October 1, 2013 Reserve Report and using the current costs of plugging and abandoning wells.

The following table shows:

Asset retirement obligations at September 30, 2011	$24,629

Additional retirement obligations incurred	36,959
Change in estimate	49,428
Accretion expense	8,922
Settlements	(23,528)

Asset retirement obligations at September 30, 2012	$96,410

Additional retirement obligations incurred	(28,290)
Change in estimate	111,598
Accretion expense	23,186
Settlements	(25,219)

Asset retirement obligations at September 30, 2013	$177,685

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

Direct costs of $400,051 were incurred in connection with the issuance of the 2010 Convertible Promissory Notes.  The Company also issued the placement agent Series B warrants for the purchase of up to 340,000 shares of common stock at a price of $1.20 per share at any time prior to October 31, 2014, 170,000 shares of common stock at a price of $4.00 per share at any time prior to October 31, 2014, and 453,322 shares of common stock at a price of $0.10 per share at any time prior to March 31, 2011.  As of September 30, 2013, 453,322 warrants have been exercised. The warrants also provide for adjustment to their exercise prices  under certain circumstances.

During 2012, $3,075,000 of the 2010 Convertible Promissory Notes outstanding were surrendered in exchange for new 2012 Convertible Promissory Notes as discussed below. The remaining notes, which had an outstanding principal balance of $325,000, were repaid in October 2012.

2012 Convertible Promissory Notes – During 2012, the Company issued $8,254,500 of Convertible Promissory Notes, due and payable on June 30, 2015 and convertible at the holder’s option, into common stock of the Company at $1.25 per share.  The Convertible Promissory Notes bear interest at 15% per year, payable quarterly. Of the total amount raised, $5,179,500 represented new cash investors and $3,075,000 represented investors from the 2010 convertible note offering who chose to roll their investment in that earlier offering into the Company's new offering. Net proceeds from this financing were used to fund an accelerated developmental drilling program in the Company's oil fields located in Southeast Texas and to pay the 2010 Convertible Promissory Notes that remained outstanding on October 31, 2012, the maturity date of those notes.

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

The Company’s gross outstanding balance of the 2012 Convertible Promissory Notes was $8,254,500 as of September 30, 2013.  As of September 30, 2013, the unamortized discount on the 2012 Convertible Promissory Notes totaled $441,116.  Interest expense for the amortization of debt issuance costs and discount on the notes was $965,748 and $965,748 for the years ended September 30, 2013 and 2012, respectively.  The effective interest rate of the 2012 Convertible Promissory Notes (net of the participation liability discussed below) was 25.1% as of September 30, 2013.

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

VANGUARD ENERGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The Company has recognized a participation liability related to the net profits interest granted. This participation liability is reflected in the liability section of the balance sheets at its estimated fair value of $465,551 as of September 30, 2013 and $1,573,605 as of September 30, 2012. At any time, the Company may purchase the net profits interests held by the Fund for $3,400,000.

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

The Company incurred expense associated with this net profits interest during the years ended September 30, 2013 and 2012 of $123,312 and $97,535, respectively. This amount is reported as interest expense in the statement of operations. The Company also made payments under this arrangement of $261,635 and $375,470 during the years ended September 30, 2013 and 2012, respectively.

NOTE 6 – INCOME TAXES

The provision for income taxes consists of the following:

	Fiscal Year	Fiscal Year
	Ended	Ended
	September 30, 2013	September 30, 2012

Current	$-	$-
Deferred	-	-

Total	$-	$-

The provision for income taxes differs from the amount computed by applying the federal statutory income tax rate (34%) on operations as follows:

	Fiscal Year	Fiscal Year
	Ended	Ended
	September 30, 2013	September 30, 2012

Income tax expense computed at statutory rates	$(1,137,194)	$(349,233)
Non-deductible items	(220,623)	(366,608)
Change in valuation allowance	1,357,817	715,841

Total	$-	$-

VANGUARD ENERGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The components of the net deferred tax asset were as follows:

	September 30, 2013	September 30, 2012
Deferred tax assets
Net operating loss carryforwards	$3,665,319	$2,987,160
Stock-based compensation	222,936	103,367
Deferred tax liability - oil & gas properties	(1,380,769)	(2,319,346)
Participation liability	(273,638)	102,739
Subtotal	2,233,848	873,920
Valuation allowance	(2,233,848)	(873,920)
Net deferred tax asset	$-	$-

A valuation allowance has been established to offset reported deferred tax assets. The Company's accumulated net operating losses were approximately $10,800,000 at September 30, 2013 and begin to expire if not utilized in the year 2030.

NOTE 7 – STOCKHOLDERS' EQUITY

Preferred Stock—5,000,000 shares authorized none issued or outstanding.

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

Following the above issuances of common stock, the Company has 12,741,512 shares issued and outstanding as of September 30, 2013.

VANGUARD ENERGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Warrants—The following table summarizes certain information regarding outstanding warrants as of September 30, 2013 and 2012:

			Exercise	Shares Issuable Upon Exercise of Warrants
Series	Issuance Date	Expiration Date	Price	2013	2012
Series A	December 1, 2010	October 31, 2014	$4.00	1,700,000	1,700,000
Series B	December 1, 2010	October 31, 2014	$1.20	340,000	340,000
Series B	December 1, 2010	October 31, 2014	$4.00	170,000	170,000
Series B	December 1, 2010	March 31, 2011(1)	$0.10	-	-
Series C	February 28, 2011	February 28, 2016	$2.00	1,500,000	1,500,000
Series D	February 28, 2011	February 28, 2016	$1.20	150,000	150,000
Class A	December 2, 2011	November 29, 2016	$1.50	4,800,000	4,800,000
Series E	June 29, 2012	June 15, 2017	$1.55	296,300	296,300
Series E	July 6, 2012	June 15, 2017	$1.55	72,500	72,500
Series E	July 31, 2012	June 15, 2017	$1.55	57,160	57,160
Series E	September 5, 2012	June 15, 2017	$1.55	111,400	111,400

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

Management Agreements – In June 2010, the Company entered into an agreement with an entity controlled by its Chief Executive Officer ("CEO") to provide for his personal part-time management consulting services for $7,500 per month, on a month-to-month basis. Also in June 2010, the Company entered into a consulting services agreement with its Chairman of the Board to provide for his personal part-time management consulting services for $3,000 per month, on a month-to-month basis. Beginning in January 2011, the monthly payments were increased to $12,500 for the CEO and $10,000 for the Chairman. In May 2011, these consulting arrangements were replaced with employment agreements for each executive.  In May 2013 the consulting arrangement were set at $10,000 for the CEO and $-0- for the Chairman.  The Chairman resigned following the May 2013 modification.

VANGUARD ENERGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Office Lease – The Company leases office space under an operating lease. Rent expense for 2013 and 2012 totaled $72,474 and $81,641, respectively.   Future minimum payments on office leases are shown below.

Contractual Obligations – The Company’s material future contractual obligations by fiscal year as of September 30, 2013 were as follows:

	Total	2014	2015	Thereafter
Convertible notes	$8,254,500	$-0-	$8,254,500	-
Office leases	$12,900	$12,900	-	-

The Company has no contractual capital commitments outstanding at September 30, 2013.  Management estimates the Company will spend approximately $150,000 during fiscal year 2014 for workover of wells in the Batson Dome Field and various other projects.

NOTE 10 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table summarizes the financial liabilities measured at fair value on a recurring basis as of September 30, 2013 and 2012:

		September 30,	September 30,
	Level	2013	2012

Participation liability	3	$465,551	$1,573,605
Conversion feature liability	3	-	584,018
Warrant liabilities	3	-	68,746

Total liabilities		$465,551	$2,226,369

The following tables present a reconciliation of those liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Participation Liability	Conversion Feature Liability	Warrant Liabilities	Total

Balance at September 30, 2012	$1,573,605	$584,018	$68,746	$2,226,369
Purchases, issuances and settlements	(138,323)	-	-	(138,323)
(Gains) losses included in earnings	(969,731)	(584,018)	(68,746)	(1,622,495)

Balance at September 30, 2013	$465,551	$-	$-	$465,551

VANGUARD ENERGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – SUPPLEMENTAL CASH FLOW INFORMATION

	Fiscal Year	Fiscal Year
	Ended	Ended
	September 30, 2013	September 30, 2012

Interest paid	$1,435,660	$250,734
Interest capitalized (non-cash)	63,040	350,142

Exchange of 2010 Notes for 2012 Notes	-	3,075,000
Noncash investing and financing activities:
Capital expenditures included in accounts payable	16,591	289,133
Issuance of Series E Warrants to placement agent	-	97,583
Recognition of conversion feature liability	-	670,893
Asset retirement obligations incurred	-	86,386

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

	Fiscal Year Ended September 30, 2013	Fiscal Year Ended September 30, 2012
Net revenues from production
Third-party sales	$4,644,356	$3,369,407

Production costs
Lease operating expense	714,669	672,233
Production taxes	214,127	155,616
Asset retirement obligation accretion	23,186	8,922
	951,982	836,771
Impairment of O&G Properties	3,634,312	-
Depreciation, depletion and amortization	1,846,583	842,571
	(1,788,521)	1,690,065
Income tax expense	-	573,270
Results of operations from producing activities	$(1,788,521)	$1,116,795

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

VANGUARD ENERGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	Fiscal Year Ended September 30, 2013	Fiscal Year Ended September 30, 2012
Property acquisitions
Unproved	$19,206	$59,784
Proved	-	-
Exploration	373,731	170,857
Development	1,947,841	6,258,174

Total Costs Incurred	$2,340,778	$6,488,815

Capitalized costs. Capitalized costs include the cost of properties, equipment and facilities for oil and natural-gas producing activities. Capitalized costs for proved properties include costs for oil and natural-gas leaseholds where proved reserves have been identified, development wells, and related equipment and facilities, including development wells in progress.

	September 30, 2013	September 30, 2012
Capitalized costs
Unproved properties	$61,470	$1,427,294
Proved properties	12,994,766	9,288,166
	13,056,236	10,715,460
Less: Accumulated DD&A	6,587,955	1,107,060
Net capitalized costs	$6,468,281	$9,608,400

Costs Not Being Amortized. The following table sets forth a summary of oil and gas property costs not being amortized at September 30, 2013, by the period in which such costs were incurred. There are no individually significant properties or significant development projects included in costs not being amortized. The majority of the evaluation activities are expected to be completed within five to ten years .

	Total	Fiscal Year Ended September 30, 2013	Fiscal Year Ended September 30, 2012

Property acquisition costs	$-	$-	$-
Exploration and development	61,470	-	61,470
Total	$61,470	$-	$61,470

Oil and Gas Reserve Information.    Pressler Consultants, Inc., an independent engineering firm, prepared the estimates of the proved reserves, future production, and income attributable to the leasehold interests as of September 30, 2013 Nova Resources, Inc., an independent engineering firm, prepared the estimates of the proved reserves, future production, and income attributable to the leasehold interests as of September 30, 2012 and 2011 The estimated proved net recoverable reserves presented below include only those quantities that were expected to be commercially recoverable at prices and costs in effect at the balance sheet dates under the then existing regulatory practices and with conventional equipment and operating methods. Proved Developed Reserves represent only those reserves estimated to be recovered through existing wells. Proved Undeveloped Reserves include those reserves that may be recovered from new wells on undrilled acreage or from existing wells on which a relatively major expenditure for recompletion or secondary recovery operations is required. All of the Company's Proved Reserves are located onshore in the continental United States of America.

VANGUARD ENERGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Estimated Quantities of Proved Reserves

Oil
(Bbls)

September 30, 2011	535,810
Revisions of prior estimates	192,386
Purchases of reserves in place	46,557
Production	(48,889)
September 30, 2012	725,864
Revisions of prior estimates	(555,738)
Purchases of reserves in place	-
Production	(45,758)

September 30, 2013	124,368

	September 30, 2013	September 30, 2012
Estimated Quantities of Proved Developed Reserves	124,368	313,617
Estimated Quantities of Proved Undeveloped Reserves	-	412,247

The proved developed reserves estimate of 124,368 net barrels as of September 30, 2013 is a material reduction from that estimated as of last fiscal year end.  Net production of 45,758 barrels accounted for a portion of the reduction, but the balance was due to calculations of reservoir potential that was influenced by further detailed analysis of the producing formations drive systems and the declines in production from certain wells at a greater rate than previously experienced.  The interpretation of 3D seismic during the fourth quarter of fiscal year 2013 provided additional input and helped delineate the field more precisely, resulting in  lowering the estimates of remaining recoverable oil.

Although the Company reported proved undeveloped reserves of 412,247 barrels as of September 30, 2012, the reserve engineers determined this year that such classification was not appropriate due to the faulting system identified in the field, and were thus removed from the report.

Standardized Measure of Discounted Future Net Cash Flows.    The Standardized Measure related to proved oil and gas reserves is summarized below. Future cash inflows were computed by applying a twelve month average of the first day of the month prices adjusted for differentials to estimated future production, less estimated future expenditures (based on year end costs) to be incurred in developing and producing the proved reserves, less estimated future income tax expense. Future income tax expenses are calculated by applying appropriate year-end tax rates to future pretax net cash flows, less the tax basis of properties involved. Future net cash flows are discounted at a rate of 10% annually to derive the standardized measure of discounted future net cash flows. This calculation procedure does not necessarily result in an estimate of the fair market value or the present value of the Company.

VANGUARD ENERGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Standardized Measure of Oil and Gas

	September 30, 2013	September 30, 2012	September 30, 2011
Future cash inflows	$12,943,629	$74,669,619	$50,622,329
Future production costs	(3,557,348)	(9,364,444)	(6,273,765)
Future development costs	(804,500)	(6,175,000)	(5,557,500)
Future income taxes	-	(13,639,715)	(10,992,652)

Future net cash flows	8,581,781	45,490,460	27,798,412
Discount of future net cash flows at 10% per annum	(2,104,010)	(8,509,198)	(5,107,917)

Standardized measure of discounted future net cash flows	$6,477,771	$36,981,262	$22,690,495

The following table sets forth the changes in standardized measure of discounted future net cash flows relating to proved oil and gas reserves for the periods indicated.

Changes in Standardized Measure

	Fiscal Year Ended September 30, 2013	Fiscal Year Ended September 30, 2012	Fiscal Year Ended September 30, 2011
Sales of oil and gas produced, net of production costs	$(3,692,374)	$(2,532,636)	$(1,608,365)
Purchases of minerals in place	-	-	11,457,772
Net change due to revisions in quantity estimates	(28,337,652)	17,466,030	-
Net changes in prices and production costs	(11,151,435)	3,134,171	4,459,237
Accretion of discount before income taxes	3,698,126	2,269,050	454,748
Changes in timing and other	8,979,844	(6,045,848)	3,379,621

Net change	$(30,503,491)	$14,290,767	$18,143,013