Form 10-Q
period 2013-12-31
Vanguard Energy Corp
filed 2014-02-13
CIK 1497649

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2013

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 12,711,440 shares of common stock as of January 31, 2014.

VANGUARD ENERGY CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2013	2013
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$700,344	$1,334,285
Accounts receivable	344,467	371,765
Other assets	42,080	16,055
Total current assets	1,086,891	1,722,105

Property and equipment
Oil and gas, on the basis of full cost accounting
Proved properties	13,712,434	12,994,766
Unproved properties and properties under
development, not being amortized	72,788	61,470
Furniture and equipment	-	26,946
Less: accumulated depreciation, depletion and amortization	(7,032,682)	(6,594,081)
Total property and equipment	6,752,540	6,489,101

Debt issuance costs	461,743	538,700
Other assets	10,808	10,808

Total assets	$8,311,982	$8,760,714

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$321,828	$113,314
Other liabilities	323,129	322,194
Total current liabilities	644,957	435,508

Notes payable, net of discount of $386,555 and $441,132	7,867,945	7,813,368
Participation liability	433,410	465,551
Asset retirement obligations	174,230	177,685

Total liabilities	9,120,542	8,892,112

Commitments and contingencies	-	-

Stockholders' deficit
Preferred stock, $0.00001 par value; 5,000,000 shares
authorized, none issued or outstanding	-	-
Common stock, $0.00001 par value; 50,000,000 shares authorized,
12,741,512 shares issued and outstanding	127	127
Additional paid-in capital	5,522,204	5,522,204
Accumulated deficit	(6,330,891)	(5,653,729)

Total stockholders' deficit	(808,560)	(131,398)

Total liabilities and stockholders' deficit	$8,311,982	$8,760,714

The accompanying notes are an integral part of these consolidated financial statements.

VANGUARD ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended December 31
	2013	2012
	(Unaudited)	(Unaudited)
Revenues
Oil and gas sales	$731,266	$1,315,661

Costs and expenses
Lease operating expense	205,398	177,443
Production taxes	33,719	60,659
Depreciation, depletion and amortization	444,728	369,336
Asset retirement obligation accretion	15,717	4,474
General and administrative	240,182	409,798
Total costs and expenses	939,744	1,021,710

Income (loss) from operations	(208,478)	293,951

Other income (expense)
Other income	431	2,148
Interest income	203	526
Interest expense	(448,499)	(528,794)
Furniture and equipment write-down	(20,819)	-
Change in fair value of warrant and
conversion feature liabilities	-	442,937
Total other income (expense)	(468,684)	(83,183)

Income (loss) before income taxes	(677,162)	210,768

Provision for income taxes	-	-

Net Income (loss)	$(677,162)	$210,768

Earnings (Loss) per share:
Basic	$(0.05)	$0.02
Diluted	$(0.05)	$0.02

Weighted average shares outstanding;
Basic	12,741,512	12,741,512
Diluted	12,741,512	12,741,512

The accompanying notes are an integral part of these consolidated financial statements.

VANGUARD ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Month ended December 31,
	2013	2012
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net Income (loss)	$(677,162)	$210,768
Adjustments to reconcile net income/(loss)
to net cash from operating activities:
Depreciation, depletion and amortization	444,728	369,336
Amortization of debt issuance costs	76,957	87,841
Asset retirement obligation accretion	15,717	4,474
Amortization of debt discount	54,577	122,899
Accretion of participation liability	(32,141)	38,212
Furniture and equipment write-down	20,819	-
Change in fair value of warrant and conversion
feature liabilities	-	(442,937)
Change in operating assets and liabilities:
Accounts receivable	27,298	(402,116)
Other assets	(26,025)	(1,197)
Accounts payable	(43,424)	(397,099)
Other liabilities	935	(63,085)
Net cash from operating activities	(137,721)	(472,904)

Cash flows from investing activities
Purchase of furniture and equipment	-	(378)
Capital expenditures on oil and gas properties	(496,220)	(1,006,282)
Net cash from investing activities	(496,220)	(1,006,660)

Cash flows from financing activities
Repayment of note payable	-	(325,000)
Net cash from financing activities	-	(325,000)

Net change in cash and cash equivalents	(633,941)	(1,804,564)

Cash and cash equivalents
Beginning of period	1,334,285	3,090,422

End of period	$700,344	$1,285,858

The accompanying notes are an integral part of these consolidated financial statements.

VANGUARD ENERGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION

These consolidated financial statements of Vanguard Energy Corporation (Vanguard or the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). In the opinion of management, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. Certain information, accounting policies and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to Securities and Exchange Commission (SEC) rules and regulations. These financial statements should be read along with Vanguard’s audited financial statements as of September 30, 2013.

Certain reclassifications have been made to the prior period financial statements and footnote amounts in order to conform to the current period presentation.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

As of December 31, 2013, Vanguard’s significant accounting policies were consistent with those discussed in the audited financial statements as of September 30, 2013.

Earnings Per Share – Basic earnings per share have been calculated based upon the weighted-average number of common shares outstanding.  Diluted earnings per share have been calculated based upon the weighted-average number of common and potential common shares. The calculation of diluted weighted-average shares outstanding for the three-month periods ended December 31, 2013 and 2012 excludes 19,261,860 and 17,610,960 shares, respectively, issuable pursuant to outstanding warrants, stock options and debt conversion features because their effect is anti-dilutive.

Recently Issued Accounting Pronouncements – Various accounting standards updates have been recently issued, most of which represented technical corrections to the accounting literature or were applicable to specific industries.  No new accounting pronouncements have been issued that are likely to have a material impact to the Company's consolidated financial statements.

NOTE 3 – OIL AND GAS ACQUISITIONS

By agreement dated March 15, 2011, the Company entered into a farmout agreement with an unrelated third party pertaining to a 100-acre lease in the Batson Dome Field. As of December 31, 2013, the Company had drilled five wells on the lease. Pursuant to the farmout agreement, as amended in January 2013, the Company has the option of drilling additional wells on the lease; provided however, that if it does not drill at least three wells in any twelve month period the right to drill any additional wells on the lease will terminate. The estimated cost of drilling and completing any well on this lease is approximately $600,000.  As of December 31, 2013, the Company was not in compliance with the drilling requirements of this agreement and was actively seeking to extend the agreement.

VANGUARD ENERGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

By agreement dated May 25, 2011, the Company entered into a farmout agreement with an unrelated third party pertaining to a 100-acre lease in the Batson Dome Field. Pursuant to the agreement, the Company had the obligation to commence drilling a well on the lease by June 14, 2012.  In June 2012, the Company paid $10,000 to extend the agreement, whereby it had an obligation to commence drilling by June 14, 2013. The Company requested that this agreement be extended for another year for payment of $10,000, which was approved in November 2013.   The Company is subject to commence drilling of the first well by June 14, 2014, and completing the well if warranted. The Company has the option of drilling additional wells on the lease; provided however, that unless the Company commences drilling each well within 180 days of the date the latest well is completed or abandoned, the right to drill any additional wells on the lease will terminate. The estimated cost of drilling and completing any well on this lease is approximately $1,000,000.

By agreement dated January 6, 2012, the Company entered into a three-year farmout agreement with an unrelated third party pertaining to another 70-acre lease in the Batson Dome Field.  The estimated cost of drilling and completing any well on this lease is approximately $1,000,000.

By agreement dated May 1, 2012, the Company entered into a farmout agreement with an unrelated third party pertaining to another 45-acre lease in the Hull-Daisetta Field. Pursuant to the agreement, the Company had the obligation to commence drilling a well on the lease by January 31, 2013.  In January 2013, the agreement was amended, whereby the Company now has an obligation to commence drilling by January 31, 2014.     The estimated cost of drilling and completing any well on this lease is approximately $750,000.  As of December 31, 2013, the Company did not drill any wells on this lease and is not expected to drilling any wells in the foreseeable future.  Therefore, this agreement expired in January 2014.

Through certain acquisitions in 2010, the Company owns a ninety percent (90%) working interest in mineral leases for 230 acres in the Batson Dome Field. C.F.O., Inc. owns the remaining ten percent (10%) working interest and is the operator for the mineral leases pursuant to a joint operating agreement between the Company and C.F.O., Inc.  C.F.O., Inc. is controlled by Delton Drum, an officer of the Company since 2010.  The Company has recorded a receivable from C.F.O., Inc. for its 10% share of capital expenditures.  At December 31, 2013, this amount totaled $9,779.

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

2012 Convertible Promissory Notes – During 2012, the Company sold $8,254,500 of Convertible Promissory Notes, due and payable on June 30, 2015 and convertible at the holder’s option, into common stock of the Company at $1.25 per share.  The Convertible Promissory Notes bear interest at 15% per year, payable quarterly. Of the total amount raised, $5,179,500 represented new cash investors and $3,075,000 represented investors from the 2010 convertible note offering who chose to roll their investment in that earlier offering into the Company's new offering. Net proceeds from this financing:

•	were used to pay the 2010 Convertible Promissory Notes remaining outstanding on October 31, 2012 ($325,000), and
•	have been used to fund an accelerated developmental drilling program in the Company's oil fields located in Southeast Texas

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

The Company’s gross outstanding balance of the 2012 Convertible Promissory Notes was $8,254,500 as of December 31, 2013.  As of December 31, 2013, the unamortized discount on the 2012 Convertible Promissory Notes totaled $386,555.  Interest expense for the amortization of debt issuance cost and discount on the notes for the three-month period ended December 31, 2013 was $131,534.  The effective interest rate of the 2012 Convertible Promissory Notes was 24.1% as of December 31, 2013.  Accrued interest included in Other Liabilities at December 31, 2013 and 2012 was $309,544.

VANGUARD ENERGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Net Profits Interest Participation Liability – The 20% net profits interest granted with the issuance of the 2010 Convertible Promissory Notes is owned by Vanguard Net Profits, LLC, a Texas limited liability company (the “Fund”). The Company has a 1% interest in the Fund and is the Fund’s manager on behalf of the notes holders who own the remaining interest.

The Company has recognized a participation liability related to the net profits interest granted.  This participation liability is reflected in the liability section of the balance sheet at its estimated fair value of $433,410 as of December 31, 2013. The Company estimated the fair value of the participation liability utilizing a present value factor of 10 applied to proved developed reserves associated with the wells drilled and completed with the proceeds of the notes.  At any time, the Company may purchase the net profits interests held by the Fund for $3,400,000.

The Company incurred expense associated with the net profits interest granted during the three-month period ended December 31, 2013 of $32,141. This amount is reported as interest expense in the statement of operations. The Company also made payments of $43,239 under this arrangement during the three-month period ended December 31, 2013.

NOTE 5 – INCOME TAXES

The Company estimates its annual effective income tax rate in recording its quarterly provision for income taxes in the various jurisdictions in which the Company operates. Statutory tax rate changes and other significant or unusual items are recognized as discrete items in the quarter in which they occur. The Company recorded no income tax expense for the three-month period ended December 31, 2013 because the Company estimates it will record no income tax expense for the year ended September 30, 2014.  The Company recorded no income tax expense for the three-month period ended December 31, 2012.  The Company has a valuation allowance that fully offsets net deferred tax assets.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

The Company’s material future contractual obligations as of December 31, 2013 were as follows:

	Total	2014	2015	2016	Thereafter

Convertible notes	$8,254,500	-	$8,254,500	-	-

Except as shown above, the Company had no contractual capital commitments outstanding at December 31, 2013.  The Company is presently attempting to sell the Batson Dome field.  If no sale occurs, management estimates the Company will spend approximately $270,000 during the remainder of the fiscal year 2014 for workover of wells in the Batson Dome Field or for various other projects.

VANGUARD ENERGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 7 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table summarizes the financial liabilities measured at fair value on a recurring basis as of December 31, 2013 and September 30, 2013:

	Level	December 31, 2013	September 30, 2013

Participation liability	3	$433,410	$465,551
Total liabilities		$433,410	$465,551

Assets and liabilities that are not recognized or disclosed on a recurring basis include those measured at fair value in a business combination and the initial recognition of asset retirement obligations.

The conversion feature liabilities and warrant liabilities are marked to market at each balance sheet date. The fair value of the conversion feature liabilities at December 31, 2013 was computed using the Black-Scholes model with the following assumptions: (1) expected life of 2.0 years; (2) volatility of 23.4%; (3) risk free interest of 0.52%, and a dividend rate of zero. The fair value of the warrant liabilities at December 31, 2013 was also computed using the Black-Scholes pricing model with the following assumptions: (1) expected life between 1.3 and 2.7 years; (2) volatility between 20.6% and 24.9%; (3) risk free interest between 0.13% and 0.34%, and a dividend rate of zero.

The following table presents a reconciliation of those liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Participation Liability	Conversion Feature Liability	Warrent Liabilities	Total

Balance at September 30, 2013	$465,551	$-	$-	$465,551
Purchases, issuances and settlements	(32,141)	-	-	(32,141)
Balance at December 31, 2013	$433,410	$-	$-	$433,410

VANGUARD ENERGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 8 – SUPPLEMENTAL CASH FLOW INFORMATION

	Three Month ended December 31,
	2013	2012
	(Unaudited)	(Unaudited)

Interest paid	$352,783	$273,873
Interest capitalized (non-cash)	3,677	36,201
Noncash investing and financing activities:
Capital expenditures included in accounts payable	(251,938)	-
Asset retirement obligations incurred	-	4,896

*  *  *  *  *

FORWARD LOOKING STATEMENTS

The information contained in this Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve risks and uncertainties, including among other things, statements regarding our capital needs, business strategy and expectations. Any statement which does not contain a historical fact may be deemed to be a forward-looking statement. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. In evaluating forward looking statements, you should consider various factors outlined in our latest Form 10-K, filed with the U.S. Securities Exchange Commission (“SEC”) on December 31, 2013, and, from time to time, in other reports we file with the SEC. These factors may cause our actual results to differ materially from any forward-looking statement. We disclaim any obligation to publicly update these statements, or disclose any difference between our actual results and those reflected in these statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATION

In January of 2013, we announced that we were investigating the possibility of selling our oil and gas properties in Southeast Texas. We have not received any firm offers for our properties nor have we established a specific price we would consider for our properties. We have, however received several non-binding offers which are in active negotiation.  If we reach an agreement to sell at a price we consider attractive, the net proceeds will first be used for repayment of convertible debt and other liabilities. We do not expect proceeds to exceed those obligations. Alternatively, we have had interest in merging with another company in the oil and gas industry, with or without having sold our assets as described above.  We emphasize that we are not yet committed to selling any of our properties and, depending on available capital, will continue with our current operating program.

The following discussion analyzes and summarizes the results of our operations and our financial condition for the three month periods ended December 31, 2013 and 2012. This discussion and analysis should be read in conjunction with our financial statements included with this report.

Results of Operations

We were incorporated in Colorado on June 21, 2010 and commenced operations on July 19, 2010. We are in the early stages of implementing our business plan.

In November and December 2010 we entered into two agreements to acquire oil and gas leases covering 220 acres in the Batson Dome Field in Hardin County, Texas.

In December 2010, we acquired two producing and three shut-in oil wells in the Batson Dome Field.  As of July 31, 2013, the two wells were producing approximately 1 barrel of oil per day, net to our 63% net revenue interest.  As of December 31, 2013, two shut-in wells had been plugged and abandoned.

As of December 31, 2013, we had drilled and completed 14 wells in the Batson Dome Field. Our share of the costs of drilling and completing these wells was approximately $12 million. Each of these wells has shown multiple potentially productive zones at depths ranging from 2,600 to 4,400 feet.  Of the 14 wells drilled and completed, 5 are currently shut in.  We continue to actively study each existing well bore to determine what opportunities we might have to re-enter both producing and shut in wells in order to open potentially producible zones that were previously untapped or enlarge currently producing zones to expand production from the 9 currently producing wells. During the three months ended December 31, 2013, we produced 10,650 gross bbls of oil.

Material changes in our Statement of Operations for the three months ended December 31, 2013 as compared to the same periods in the prior year are discussed below:

Item	Increase (I) or Decrease (D)	Reason

Oil and Gas Sales	D	Material reduction in production of oil.
Cost and Expenses	D	Lease Operating Expenses and DD&A increased due to operation of wells but were offset by material reduction of general and administration expense.

Operating expenses requiring cash for the three months ended December 31, 2013 consisted primarily of:

•	lease operating expenses, and

•	general and administrative expenses; and

•	workover or recompletion of existing wells

Interest expense increased as the result of the sale of our convertible notes in June, July and September 2012.

The factors that will most significantly affect our future operating results will be:

•	the sale prices of crude oil;
•	the amount of production from oil wells in which we have an interest;
•	lease operating expenses;
•	corporate overhead costs.

Our revenues will also be significantly affected by our ability to maintain oil production.

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

In February and March 2011, we sold 1,500,000 units at a price of $1.00 per unit. Each unit consisted of one share of our common stock and one warrant. Each warrant allows the holder to purchase one share of our common stock at a price of $1.50 per share at any time prior to November 29, 2016.. In March 2011, we issued 453,322 shares of our common stock to a placement agent upon the exercise of warrants which had an exercise price of $0.10 per share.

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

Notes in the principal amount of $5,179,500 were sold for cash and notes in the principal amount of $3,075,000 were exchanged for notes that we sold in 2010. Net proceeds from this financing:

•	were used to pay the remaining balance ($325,000) of our 2010 notes, and

•	have been, and are being, used to fund a drilling program in our fields located in Southeast Texas.

Our sources and (uses) of funds for the three months ended December 31, 2013 and 2012 are shown below:

	Three Months Ended December 31, 2013	Three Months Ended December 31, 2012

Cash provided by (used in) operations	$(137,721)	$(472,904)
Purchase of furniture and equipment	--	(378)
Drilling and completion costs	(496,220)	(1,006,282)
Repayment of notes	--	(325,000)

As of January 31, 2014, our salaries and other corporate overhead were approximately $57,000 per month.  This significantly reduced operating cost as compared with the same period in the previous year, which is a result of material reductions in compensation to management, elimination of investor relations outreach, and other cost cutting efforts.

By agreement dated March 15, 2011, we entered into a farmout agreement with an unrelated third party pertaining to a 100-acre lease in the Batson Dome Field.  As of December 31, 2013, we had drilled 5 wells on the lease. Pursuant to the farmout agreement we have the option of drilling additional wells on the lease. We estimate the cost of drilling and completing any well on this lease will be approximately $600,000. As of December 31, 2013, the Company was not in compliance with the terms of this agreement regarding continuing drilling of new wells.  It is seeking to extend the agreement but there is no assurance such extension attempt will be successful.

By agreement dated May 25, 2011, we entered into a farmout agreement with Exxon/Mobil Corporation pertaining to another 100-acre lease adjacent to our existing leases in the Batson Dome Field. Pursuant to the agreement, as previously extended, we had the obligation to commence drilling a well on the lease by June 14, 2013.  We requested that this agreement be extended for another year for payment of $10,000, which was approved in November 2013. Subject to the commencement of drilling the first well by June 14, 2014, and completing the well if warranted, we have the option of drilling additional wells on the lease; provided however, that unless we commence drilling each well within 180 days of the date we complete or abandon the latest well drilled, our right to drill any additional wells on the lease will terminate. We estimate the cost of drilling and completing any well on this lease will be approximately $1,000,000.

By agreement dated January 6, 2012, we entered into a three-year farmout agreement with an unrelated third party pertaining to another 70-acre lease in the Batson Dome Field.  We estimate the cost of drilling and completing any well on this lease will be approximately $1,000,000.

By agreement dated May 1, 2012, we entered into a farmout agreement with an unrelated third party pertaining to a 45-acre lease in the Hull-Daisetta Field. Pursuant to the agreement, we have the obligation to commence drilling a well on the lease by January 31, 2014.  During January 2014, the Company chose to allow this agreement to expire.

Capital expenditures during the first three months of fiscal year 2014 totaled $496,220. We do not expect to expend any further funds during the remainder of fiscal year 2014 for drilling and completing wells in the Batson Dome Field or for other projects. Any further drilling and completion of new wells would require additional financing beyond our available cash on hand.

Our material future contractual obligations as of December 31, 2013 were as follows:

	Total	2014	2015	2016	Thereafter

2012 Convertible notes	$8,254,500	-	$8,254,000	-	-

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

ITEM 4. CONTROLS AND PROCEDURES.

(a) We maintain a system of controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (“1934 Act”), is recorded, processed, summarized and reported within time periods specified in the SEC's rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the 1934 Act is accumulated and communicated to our management, including our Principal Executive and Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of December 31, 2013, our Principal Executive and Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Principal Executive and Financial Officer concluded that our disclosure controls and procedures were effective.

(b) Changes in Internal Controls. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

VANGUARD ENERGY CORPORATION

Date: February 12, 2014	By:	/s/ Warren Dillard
Warren Dillard
Chief Executive, Financial and Accounting Officer