Form 10-Q
period 2014-03-31
Vanguard Energy Corp
filed 2014-05-15
CIK 1497649

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2014

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 12,711,440 shares of common stock as of March 31, 2014.

VANGUARD ENERGY CORPORATION
CONSOLIDATED BALANCE SHEET

	March 31,	September 30,
ASSETS	2014	2013
	(Unaudited)

Current assets
Cash and cash equivalents	$139,580	$1,334,285
Accounts receivable	309,492	371,765
Other assets	26,182	16,055
Total current assets	475,254	1,722,105

Property and equipment
Oil and gas, on the basis of full cost accounting
Proved properties	14,031,399	12,994,766
Unproved properties and properties under
development, not being amortized	-	61,470
Furniture and equipment	-	26,946
Less: accumulated depreciation, depletion and amortization	(8,452,368)	(6,594,081)
Total property and equipment	5,579,031	6,489,101

Debt issuance costs	384,786	538,700
Other assets	6,488	10,808

Total assets	$6,445,559	$8,760,714

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$151,156	$113,314
Other liabilities	325,239	322,194
Current notes payable, net of discount of $329,380 and $0	7,925,120	-
Total current liabilities	8,401,515	435,508

Notes payable, net of discount of $0 and $542,961	-	7,813,368
Participation liability	402,391	465,551
Asset retirement obligations	187,601	177,685

Total liabilities	8,991,507	8,892,112

Commitments and contingencies	-	-

Stockholders' deficit
Preferred stock, $0.00001 par value; 5,000,000 shares
authorized, none issued or outstanding	-	-
Common stock, $0.00001 par value; 50,000,000 shares authorized,
12,741,512 shares issued and outstanding	127	127
Additional paid-in capital	5,522,204	5,522,204
Accumulated deficit	(8,068,279)	(5,653,729)

Total stockholders' deficit	(2,545,948)	(131,398)

Total liabilities and stockholders' deficit	$6,445,559	$8,760,714

The accompanying notes are an integral part of these consolidated financial statements.

VANGUARD ENERGY CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS

	Three Months Ended March 31		Six Months Ended March 31

	2014	2013	2014	2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues
Oil and gas sales	$790,671	$1,249,353	$1,521,937	$2,565,014

Costs and expenses
Lease operating expense	292,239	193,074	497,637	370,517
Production taxes	36,436	57,601	70,155	118,260
Depreciation, depletion and amortization	539,472	282,095	984,200	651,431
Impairment of O&G properties	880,213	-	880,213	-
Asset retirement obligation accretion	13,371	4,799	29,088	9,273
General and administrative	312,723	415,354	552,906	823,004
Total costs and expenses	2,074,454	952,923	3,014,199	1,972,485

Income (loss) from operations	(1,283,783)	296,430	(1,492,262)	592,529

Other income (expense)
Other income	360	-	792	-
Interest income	30	332	234	858
Interest expense	(453,995)	(461,206)	(902,494)	(990,000)
Furniture and equipment write-down	-	-	(20,819)	-
Change in fair value of warrant and
conversion feature liabilities	-	155,256	-	598,193
Total other income (expense)	(453,605)	(305,618)	(922,287)	(390,949)

Income (loss) before income taxes	(1,737,388)	(9,188)	(2,414,549)	201,580

Provision for income taxes	-	-	-	-

Net Income (loss)	$(1,737,388)	$(9,188)	$(2,414,549)	$201,580

Earnings (Loss) per share:
Basic	$(0.14)	$(0.00)	$(0.19)	$0.02
Diluted	$(0.14)	$(0.00)	$(0.19)	$0.02

Weighted average shares outstanding;
Basic	12,741,512	12,741,512	12,741,512	12,741,512
Diluted	12,741,512	12,741,512	12,741,512	12,741,512

The accompanying notes are an integral part of these consolidated financial statements.

VANGUARD ENERGY CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS

	Six Month ended March 31,
	2014	2013
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net Income (loss)	$(2,414,549)	$201,580
Adjustments to reconcile net income/(loss)
to net cash from operating activities:
Depreciation, depletion and amortization	984,200	651,431
Impairment of O&G properties	880,213	-
Amortization of debt issuance costs	153,914	164,798
Asset retirement obligation accretion	29,088	9,273
Amortization of debt discount	111,752	170,371
Accretion of participation liability	(63,160)	75,178
Furniture and equipment write-down	20,819	-
Change in fair value of warrant and conversion
feature liabilities	-	(598,193)
Change in operating assets and liabilities:
Accounts receivable	62,273	89,378
Other assets	(5,807)	(28,988)
Accounts payable	1,653	(67,594)
Other liabilities	3,045	(136,848)
Net cash from operating activities	(236,559)	530,386

Cash flows from investing activities
Purchase of furniture and equipment	-	(2,452)
Capital expenditures on oil and gas properties	(958,146)	(2,037,209)
Net cash from investing activities	(958,146)	(2,039,661)

Cash flows from financing activities
Repayment of note payable	-	(325,000)
Net cash from financing activities	-	(325,000)

Net change in cash and cash equivalents	(1,194,705)	(1,834,275)

Cash and cash equivalents
Beginning of period	1,334,285	3,090,422

End of period	$139,580	$1,256,147

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

Default on 2012 Convertible Promissory Notes and Pending Sale of Oil & Gas Properties – On March 31, 2014 the Company failed to make the scheduled interest payments on its 2012 Convertible Promissory Notes. As a result, the note holders are entitled to declare the notes in default, in which case the principal amount of the notes, plus all accrued and unpaid interest would be immediately due and payable.  For this reason, the 2012 Convertible Promissory Notes are classified as current obligations within the consolidated balance sheet at March 31, 2014.

The Company’s inability to make the interest payment to the note holders was the result of the expenditure of considerable capital to work over some of the Company’s wells.  The costs of that work far exceeded the Company’s expectations and yet the work was required in order to get the wells back into production.  This depleted the Company’s cash position far below its expectations.  Further, although the initial work on those wells was successful in boosting production momentarily, further complications resulted in lower production than anticipated, which has not been adequate to replenish the cash expended and enable the Company to make required interest payments.

With a view to paying its note holders, the Company has entered into an agreement to sell all of its oil and gas properties to Vast Petroleum Corporation (Vast) for $5,500,000.  The sale of the Company’s oil and gas properties to Vast is contingent upon a number of conditions, including the following:

●	the approval of the sale by the holders of a majority of the Company’s outstanding shares of common stock;

●	the approval of note holders owning notes in the principal amount of approximately $5,505,700; and

●	the approval of holders owning a majority of the membership interests in Vanguard Net Profits, LLC to sell the net profit interests to the Company for $230,619.

The transaction is expected to close by the end of May 2014 and be effective as of April 1, 2014. The sale of the Company’s oil and gas properties would represent the sale of substantially all of the Company’s assets.  An impairment charge of $880,213 was recognized during the quarter ended March 31, 2014 for the amount by which the carrying value of the Company’s oil and gas properties exceeded the estimated net proceeds from the planned sale.

VANGUARD ENERGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

If the transaction with Vast is completed, the Company plans to use the proceeds from the sale to purchase the net profits interest held by Vanguard Net Profits, LLC for $230,619 and pay the balance to the holders of the secured notes.  The amount which will be paid to the note holders from the sale of the Company’s oil and gas properties will be less than the amount owed to the note holders.  In consideration for  accepting less than the full amount due on their notes, and releasing their lien on the Company’s oil and gas properties, the note holders, as a group, are expected to receive shares in the Company’s stock which shares, when issued, will represent 90% of the Company’s issued and outstanding shares.

Going Concern – The above actions and events raise substantial doubt as to the ability of the Company to continue as a going concern.  The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

As of March 31, 2014, Vanguard’s significant accounting policies were consistent with those discussed in the audited financial statements as of September 30, 2013.

Earnings Per Share – Basic earnings per share have been calculated based upon the weighted-average number of common shares outstanding.  Diluted earnings per share have been calculated based upon the weighted-average number of common and potential common shares. The calculation of diluted weighted-average shares outstanding for the three-month periods ended March 31, 2014 and 2013 excludes 19,261,860 and 17,610,960 shares, respectively, issuable pursuant to outstanding warrants, stock options and debt conversion features because their effect is anti-dilutive.

Recently Issued Accounting Pronouncements – Various accounting standards updates have been recently issued, most of which represented technical corrections to the accounting literature or were applicable to specific industries.  No new accounting pronouncements have been issued that are likely to have a material impact to the Company's consolidated financial statements.

NOTE 3 – OIL AND GAS ACQUISITIONS

By agreement dated March 15, 2011, the Company entered into a farmout agreement with an unrelated third party pertaining to a 100-acre lease in the Batson Dome Field. As of March 31, 2014, the Company had drilled five wells on the lease. Pursuant to the farmout agreement, as amended in January 2013, the Company has the option of drilling additional wells on the lease; provided however, that if it does not drill at least three wells in any twelve month period the right to drill any additional wells on the lease will terminate. As of March 31, 2014, the Company has not drilled any wells on the property in the last 12 months effectively terminating the lease.

VANGUARD ENERGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

By agreement dated May 25, 2011, the Company entered into a farmout agreement with an unrelated third party pertaining to a 100-acre lease in the Batson Dome Field. Pursuant to the agreement, the Company had the obligation to commence drilling a well on the lease by June 14, 2012.  In June 2012, the Company paid $10,000 to extend the agreement, whereby it had an obligation to commence drilling by June 14, 2013. The Company requested that this agreement be extended for another year for payment of $10,000, which was approved in November 2013.   The Company is subject to commence drilling of the first well by June 14, 2014, and completing the well if warranted. The Company has the option of drilling additional wells on the lease; provided however, that unless the Company commences drilling each well within 180 days of the date the latest well is completed or abandoned, the right to drill any additional wells on the lease will terminate. The estimated cost of drilling and completing any well on this lease is approximately $1,000,000. As of March 31, 2014 the Company has not drilled any wells on this lease and will not drill any wells prior to the expiration date of June 14, 2014.

By agreement dated January 6, 2012, the Company entered into a three-year farmout agreement with an unrelated third party pertaining to another 70-acre lease in the Batson Dome Field.  The estimated cost of drilling and completing any well on this lease is approximately $1,000,000.

By agreement dated May 1, 2012, the Company entered into a farmout agreement with an unrelated third party pertaining to another 45-acre lease in the Hull-Daisetta Field. Pursuant to the agreement, the Company had the obligation to commence drilling a well on the lease by January 31, 2013.  In January 2013, the agreement was amended, whereby the Company now has an obligation to commence drilling by January 31, 2014.     The lease has expired as of January 31, 2014, as the Company did not drill any wells on this lease.

Through certain acquisitions in 2010, the Company owns a ninety percent (90%) working interest in mineral leases for 230 acres in the Batson Dome Field. C.F.O., Inc. owns the remaining ten percent (10%) working interest and is the operator for the mineral leases pursuant to a joint operating agreement between the Company and C.F.O., Inc.  C.F.O., Inc. is controlled by Delton Drum, an officer of the Company since 2010.  The Company has recorded a receivable from C.F.O., Inc. for its 10% share of capital expenditures.  At March 31, 2014, this amount totaled $1,757 which was paid in full in April 2014.

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

VANGUARD ENERGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

During 2012, $3,075,000 of the 2010 Convertible Promissory Notes outstanding was surrendered in exchange for new 2012 Convertible Promissory Notes as discussed below. The remaining notes, which had an outstanding principal balance of $325,000, were repaid in October 2012.

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

The Company’s gross outstanding balance of the 2012 Convertible Promissory Notes was $8,254,500 as of March 31, 2014.  As of March 31, 2014, the unamortized discount on the 2012 Convertible Promissory Notes totaled $329,380.  Interest expense for the amortization of debt issuance cost and discount on the notes for the six-month period ended March 31, 2014 was $265,666.  The effective interest rate of the 2012 Convertible Promissory Notes was 17.71% as of March 31, 2014.  Accrued interest included in Other Liabilities at March 31, 2014 and 2013 was $309,544.

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

The Company has recognized a participation liability related to the net profits interest granted.  This participation liability is reflected in the liability section of the balance sheet at its estimated fair value of $402,391 as of March 31, 2014. The Company estimated the fair value of the participation liability utilizing a present value factor of 10 applied to proved developed reserves associated with the wells drilled and completed with the proceeds of the notes.  At any time, the Company may purchase the net profits interests held by the Fund for $3,400,000.

The Company incurred expense associated with the net profits interest granted during the six-month period ended March 31, 2014 of $63,160. This amount is reported as interest expense in the statement of operations. The Company also made payments of $84,577 under this arrangement during the six-month period ended March 31, 2014.

NOTE 5 – INCOME TAXES

The Company estimates its annual effective income tax rate in recording its quarterly provision for income taxes in the various jurisdictions in which the Company operates. Statutory tax rate changes and other significant or unusual items are recognized as discrete items in the quarter in which they occur. The Company recorded no income tax expense for the three-month period ended March 31, 2014 because the Company estimates it will record no income tax expense for the year ended September 30, 2014.  The Company recorded no income tax expense for the three-month period ended March 31, 2013. The Company has a valuation allowance that fully offsets net deferred tax assets.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

The Company’s material future contractual obligations as of March 31, 2014 were as follows:

	Total	2014	2015	2016	Thereafter

Convertible notes	$8,254,500	$8,254,500	--	--	--

The contractual maturity of the convertible notes is June 30, 2015.  However, on March 31, 2014 the Company failed to make the scheduled interest payments.  As a result, the note holders are entitled to declare the notes in default, in which case the principal amount of the notes, plus all accrued and unpaid interest would be immediately due and payable.

Except as shown above, the Company had no contractual capital commitments outstanding at March 31, 2014.  The Company is presently attempting to sell its Batson Dome field.  Although no sale occurred, the Company spent approximately $960,000 during the six month period ending March 31, 2014 but will not spend any more for the remainder of the fiscal year 2014 for work over of wells in the Batson Dome Field or for various other projects.

VANGUARD ENERGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 7 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table summarizes the financial liabilities measured at fair value on a recurring basis as of March 31, 2014 and September 30, 2013:

		March 31, 2014	September 30, 2013
	Level

Participation liability	3	$402,391	$465,551

Total liabilities		$402,391	$465,551

The following table presents a reconciliation of those liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Participation Liability	Total

Balance at September 30, 2013	$465,551	$465,551
Purchases, issuances and settlements	(63,160)	(63,160)

Balance at March 31, 2014	$402,391	$402,391

NOTE 8 – SUPPLEMENTAL CASH FLOW INFORMATION

	Six Month ended March 31,
	2014	2013
	(Unaudited)	(Unaudited)

Interest paid	$681,669	$603,088
Interest capitalized (non-cash)	3,677	45,935

Noncash investing and financing activities:
Capital expenditures included in accounts payable	(36,189)	(15,278)
Asset retirement obligations incurred	-	9,792

*  *  *  *  *

FORWARD LOOKING STATEMENTS

The information contained in this Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve risks and uncertainties, including among other things, statements regarding our capital needs, business strategy and expectations. Any statement which does not contain a historical fact may be deemed to be a forward-looking statement. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. In evaluating forward looking statements, you should consider various factors outlined in our latest Form 10-K, filed with the U.S. Securities Exchange Commission (“SEC”) on March 31, 2014, and, from time to time, in other reports we file with the SEC. These factors may cause our actual results to differ materially from any forward-looking statement. We disclaim any obligation to publicly update these statements, or disclose any difference between our actual results and those reflected in these statements.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATION

 During 2012 the Company sold secured convertible notes in the principal amount of $8,254,500. The notes bear interest at 15% per year and are due and payable on June 30, 2015.

During the three months ended December 31, 2013, the Company’s operations used cash of $(137,721).  During the six month period ended March 31, 2014, the Company’s operations used cash of $(236,559).  In this six month period ended March 31, 2014, the Company’s capital expenditures on oil & gas properties were $958,146.

On March 31, 2014, the Company failed to make its interest payments on its 2012 Convertible Promissory Notes.  As a result, the note holders are entitled to declare the notes in default, in which case the principal amount of the notes, plus all accrued and unpaid interest, would be immediately due and payable.

The Company’s inability to make the interest payment to the note holders was the result of the expenditure of considerable capital to work over some of the Company’s well.  The costs of the work far exceeded the Company’s expectations and yet the work was required in order to get the wells back into production.  This activity depleted the Company’s cash position far below its expectations.  Further, although the initial work on those wells was successful in boosting production momentarily, further complications resulted in lower production than anticipated, which has not been adequate to replenish the cash expended and enable the Company to make required interest payments.

With a view to paying its note holders, the Company has entered into an agreement to sell all of its oil and gas properties to Vast Petroleum Corporation for $5,500,000.  The sale of the Company’s oil and gas properties would represent the sale of substantially all of the Company’s assets.

If the transaction with Vast is completed, the Company plans to use the proceeds from the sale to:

●	purchase the net profits interest held by Vanguard Net Profits, LLC for $230,619; and
●	pay the balance to the holders of the secured notes.

The amount which will be paid to the note holders from the sale of the Company’s oil and gas properties will be less than the amount owed to the note holders.  In consideration for  accepting less than the full amount due on their notes, and releasing their lien on the Company’s oil and gas properties, the note holders, as a group, are expected to receive shares in the Company’s stock which shares, when issued, will represent 90% of the Company’s issued and outstanding shares.

The sale of the Company’s oil and gas properties to Vast is contingent upon a number of conditions, including the following:

●	the approval of the sale by the holders of a majority of the Company’s outstanding shares of common stock;
●	the approval of note holders owning notes in the principal amount of approximately $5,505,700; and
●	the approval of holders owning a majority of the membership interests in Vanguard Net Profits, LLC to sell the net profit interests to the Company for $230,619.

The transaction is expected to close by the end of May 2014 and be effective as of April 1, 2014. The sale of the Company’s oil and gas properties would represent the sale of substantially all of the Company’s assets.  An impairment charge of $880,213 was recognized during the quarter ended March 31, 2014 for the amount by which the carrying value of the Company’s oil and gas properties exceeded the estimated net proceeds from the planned sale.

In the event that the sale of virtually all of the Company’s assets closes as planned, the Company will be a shell with no operations planned beyond the current quarter. The Company is in discussions with potential third parties who have shown an interest in investing new capital into the Company at a price yet to be determined and also contribute equity positions in operating properties in the oil and gas industry. No agreements have been made and there is no certainty that such agreements might be concluded.

Results of Operations

The following discussion analyzes and summarizes the results of our operations and our financial condition for the three and six month periods ended March 31, 2014 and 2013. This discussion and analysis should be read in conjunction with our financial statements included with this report.

We were incorporated in Colorado on June 21, 2010 and commenced operations on July 19, 2010.

In November and December 2010 we entered into two agreements to acquire oil and gas leases covering 220 acres in the Batson Dome Field in Hardin County, Texas.

In December 2010, we acquired two producing and three shut-in oil wells in the Batson Dome Field.  As of March 31, 2014, the two wells were producing approximately 1 barrel of oil per day, net to our 63% net revenue interest.  As of March 31, 2014, the two shut-in wells had been plugged and abandoned.

As of March 31, 2014, we had drilled and completed 14 wells in the Batson Dome Field.  Our share of the costs of drilling and completing these wells was approximately $12 million.  During the six month period ending March 31, 2014, we reworked 3 of the 9 wells at a cost of approximately $960,000. Initially production increased significantly in these 3 wells but the increased production was not maintained. During the six months ended March 31, 2014, we produced 21,102 gross bbls of oil.

Material changes in our Statement of Operations for the three and six months ended March 31, 2014 as compared to the same periods in the prior year are discussed below:

Item	Increase (I) or Decrease (D)	Reason
Oil and Gas Sales	D	Material reduction in production of oil.

Cost and Expenses	I	Material increase in operating expenses and impairment of oil and gas properties

Operating expenses requiring cash for the six months ended March 31, 2014 consisted primarily of:

●	lease operating expenses;

●	general and administrative expenses; and

●	workover of existing wells

Interest expense increased as the result of the sale of our convertible notes in June, July and September 2012.

Other than that discussed above we do not know of any trends, events or uncertainties that have had, or are reasonably expected to have, a material impact on our revenues or expenses.

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

In February and March 2011, we sold 1,500,000 units at a price of $1.00 per unit. Each unit consisted of one share of our common stock and one warrant. Each warrant allows the holder to purchase one share of our common stock at a price of $1.50 per share at any time prior to February 28, 2016. In March 2011, we issued 453,322 shares of our common stock to a placement agent upon the exercise of warrants which had an exercise price of $0.10 per share.

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

Notes in the principal amount of $5,179,500 were sold for cash and notes in the principal amount of $3,075,000 were exchanged for notes that we sold in 2010. Net proceeds from this financing:

●	were used to pay the remaining balance ($325,000) of our 2010 notes, and

●	have been used to fund a drilling program in our fields in Southeast Texas.

Our sources and (uses) of funds for the six months ended March 31, 2014 and 2013 are shown below:

	Six Months Ended	Six Months Ended
	March 31, 2014	March 31, 2013

Cash provided by (used in) operations	$(236,559)	$530,386
Purchase of furniture and equipment	--	(2,452)
Drilling and completion costs	(958,146)	(2,037,209)
Repayment of notes	--	(325,000)

As of March 31, 2014, our salaries and other corporate overhead were approximately $57,000 per month.  This significantly reduced operating cost as compared with the same period in the previous year, which is a result of material reductions in compensation to management, elimination of investor relations outreach, and other cost cutting efforts.

By agreement dated March 15, 2011, we entered into a farmout agreement with an unrelated third party pertaining to a 100-acre lease in the Batson Dome Field.  As of March 31, 2014, we had drilled 5 wells on the lease. Pursuant to the farmout agreement we have the option of drilling additional wells on the lease. As of March 31, 2014, the Company has not drilled any wells on the property in the last 12 months effectively terminating the lease.

By agreement dated May 25, 2011, we entered into a farmout agreement with Exxon/Mobil Corporation pertaining to another 100-acre lease adjacent to our existing leases in the Batson Dome Field. Pursuant to the agreement, as previously extended, we had the obligation to commence drilling a well on the lease by June 14, 2013.  We requested that this agreement be extended for another year for payment of $10,000, which was approved in November 2013.    Subject to the commencement of drilling the first well by June 14, 2014, and completing the well if warranted, we have the option of drilling additional wells on the lease; provided however, that unless we commence drilling each well within 180 days of the date we complete or abandon the latest well drilled, our right to drill any additional wells on the lease will terminate. We estimate the cost of drilling and completing any well on this lease will be approximately $1,000,000. The Company will not be drilling any wells on this lease.

By agreement dated January 6, 2012, we entered into a three-year farmout agreement with an unrelated third party pertaining to another 70-acre lease in the Batson Dome Field.  We estimate the cost of drilling and completing any well on this lease will be approximately $1,000,000.

By agreement dated May 1, 2012, we entered into a farmout agreement with an unrelated third party pertaining to a 45-acre lease in the Hull-Daisetta Field. Pursuant to the agreement, we have the obligation to commence drilling a well on the lease by January 31, 2014.  During January 2014, we chose to allow this agreement to expire.

Capital expenditures during the first six months of fiscal year 2014 totaled $958,146. We do not expect to expend any further funds for drilling and completing wells in the Batson Dome Field or for other projects.

Our material future contractual obligations as of March 31, 2014 were as follows:

	Total	2014	2015	2016	Thereafter

Convertible notes	$8,254,500	$8,254,500	--	--	--

The contractual maturity of the convertible notes is June 3, 2015.  However, on March 31, 2014 we failed to make the scheduled interest payments.  As a result, the note holders are entitled to declare the notes in default, in which case the principal amount of the notes, plus all accrued and unpaid interest would be immediately due and payable.

Other than as disclosed above, we do not know of any:

●	Trends, demands, commitments, events or uncertainties that will result in, or that are reasonably likely to result in, any material increase or decrease in our liquidity; or

●	Significant changes in our expected sources and uses of cash.

ITEM 4.                   CONTROLS AND PROCEDURES.

(a) We maintain a system of controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (“1934 Act”), is recorded, processed, summarized and reported within time periods specified in the SEC's rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the 1934 Act is accumulated and communicated to our management, including our Principal Executive and Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of March 31, 2014, our Principal Executive and Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Principal Executive and Financial Officer concluded that our disclosure controls and procedures were effective.

(b) Changes in Internal Controls. There were no changes in our internal control over financial reporting during the six month period ended March 31, 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

VANGUARD ENERGY CORPORATION

Date: May 15, 2014	By:	/s/ Warren Dillard
Warren Dillard,
Chief Executive, Financial and
Accounting Officer