Form 10-Q
period 2014-06-30
Vanguard Energy Corp
filed 2014-08-14
CIK 1497649

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2014

☐ Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission File Number: None

VANGUARD ENERGY CORPORATION
(Exact name of registrant as specified in its charter)

COLORADO	27-2888719
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2 Blvd Place, Suite 1600
1700 Post Oak Blvd.
Houston, Texas 77056
(Address of principal executive offices, including Zip Code)
(713) 627-2500
(Issuer’s telephone number, including area code)
1330 Post Oak Blvd., Suite 1600
Houston, Texas 77056
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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 12, 711,440 shares of common stock as of June 30, 2014.

FORWARD LOOKING STATEMENTS

The information contained in this Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve risks and uncertainties, including among other things, statements regarding our capital needs, business strategy and expectations. Any statement which does not contain a historical fact may be deemed to be a forward-looking statement. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. In evaluating forward looking statements, you should consider various factors outlined in our  Form 10-K report for the year ended September 30, 2013, filed with the U.S. Securities Exchange Commission (“SEC”)  and, from time to time, in other reports we file with the SEC. These factors may cause our actual results to differ materially from any forward-looking statement. We disclaim any obligation to publicly update these statements, or disclose any difference between our actual results and those reflected in these statements.

VANGUARD ENERGY CORPORATION
CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
ASSETS	2014	2013
	(Unaudited)

Current assets
Cash and cash equivalents	$12,908	$1,334,285
Accounts receivable	157,834	371,765
Other assets	-	16,055
Total current assets	170,742	1,722,105

Property and equipment
Oil and gas, on the basis of full cost accounting
Proved properties	-	12,994,766
Unproved properties and properties under
development, not being amortized	-	61,470
Furniture and equipment	-	26,946
Less: accumulated depreciation, depletion and amortization	-	(6,594,081)
Total property and equipment	-	6,489,101

Debt issuance costs	111,538	538,700
Other assets	-	10,808

Total assets	$282,280	$8,760,714

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$30,391	$113,314
Accrued interest	590,597	309,544
Other liabilities	-	12,650
Current notes payable, net of discount of $94,677 and $0	2,900,117	-
Total current liabilities	3,521,105	435,508

Notes payable, net of discount of $0 and $542,961	-	7,813,368
Participation liability	-	465,551
Asset retirement obligations	-	177,685

Total liabilities	3,521,105	8,892,112

Commitments and contingencies	-	-

Stockholders' deficit
Preferred stock, $0.00001 par value; 5,000,000 shares
authorized, none issued or outstanding	-	-
Common stock, $0.00001 par value; 50,000,000 shares authorized,
12,711,440 shares issued and outstanding	127	127
Additional paid-in capital	5,522,204	5,522,204
Accumulated deficit	(8,761,156)	(5,653,729)

Total stockholders' deficit	(3,238,825)	(131,398)

Total liabilities and stockholders' deficit	$282,280	$8,760,714

The accompanying notes are an integral part of these consolidated financial statements.

VANGUARD ENERGY CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS

	Three Months Ended June 30		Nine Months Ended June 30
	2014	2013	2014	2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues
Oil and gas sales	$154,294	$1,135,938	$1,676,231	$3,700,952

Costs and expenses
Lease operating expense	46,408	147,083	544,045	517,600
Production taxes	7,098	52,393	77,253	170,653
Depreciation, depletion and amortization	-	279,940	984,200	931,371
Impairment of O&G properties	(18,634)	-	861,579	-
Asset retirement obligation accretion	-	5,299	29,088	14,572
General and administrative	212,959	272,090	765,865	1,095,093
Total costs and expenses	247,831	756,805	3,262,030	2,729,289

Income (loss) from operations	(93,537)	379,133	(1,585,799)	971,663

Other income (expense)
Other income	2,721	-	3,512	-
Interest income	-	294	233	1,152
Gain on settlement of participation liability	171,772	-	171,772	-
Loss on early extinguishment of debt	(380,539)	-	(380,539)
Interest expense	(393,293)	(462,057)	(1,295,786)	(1,452,057)
Change in fair value of warrants and
conversion feature liabilities		54,564		652,756
Furniture and equipment write-down	-	-	(20,819)	-
Total other income (expense)	(599,339)	(407,199)	(1,521,626)	(798,149)

Income (loss) before income taxes	(692,876)	(28,066)	(3,107,426)	173,514

Provision for income taxes	-	-	-	-

Net Income (loss)	$(692,876)	$(28,066)	$(3,107,426)	$173,514

Earnings (Loss) per share:
Basic	$(0.05)	$(0.00)	$(0.24)	$0.01
Diluted	$(0.05)	$(0.00)	$(0.24)	$0.01

Weighted average shares outstanding;
Basic	12,711,440	12,711,440	12,711,440	12,711,440
Diluted	12,711,440	12,711,440	12,711,440	12,711,440

The accompanying notes are an integral part of these consolidated financial statements.

VANGUARD ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Month ended June 30,
	2014	2013
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net income (loss)	$(3,107,426)	$173,514
Adjustments to reconcile net income/(loss)
to net cash from operating activities:
Depreciation, depletion and amortization	941,294	931,371
Impairment of O&G properties	861,579	-
Amortization of debt issuance costs	223,933	241,755
Gain on settlement of participation liability	(171,772)	-
Loss on early debt extinguishment	380,539	-
Asset retirement obligation accretion	29,088	14,572
Amortization of debt discount	169,145	220,102
Accretion of participation liability	(63,160)	111,451
Furniture and equipment write-down	20,819	-
Change in fair value of warrant and conversion
feature liabilities	-	(652,756)
Change in operating assets and liabilities:
Accounts receivable	185,360	91,848
Other assets	26,863	(5,747)
Accounts payable	(82,923)	(55,497)
Other liabilities	268,403	(190,486)
Net cash from operating activities	(318,258)	880,127

Cash flows from investing activities
Purchase of furniture and equipment	-	(2,452)
Capital expenditures on oil and gas properties	(1,012,794)	(2,385,271)
Proceeds from sale of O&G properties	5,500,000	-
Net cash from investing activities	4,487,206	(2,387,723)

Cash flows from financing activities
Repayment of notes payable	(5,259,706)	(325,000)
Settlement of participation liability	(230,619)	-
Net cash from financing activities	(5,490,325)	(325,000)

Net change in cash and cash equivalents	(1,321,377)	(1,832,596)

Cash and cash equivalents
Beginning of period	1,334,285	3,090,422

End of period	$12,908	$1,257,826

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

On March 31, 2014 the Company failed to make the scheduled interest payments on its 2012 Convertible Notes. As a result, the note holders were entitled to declare the notes in default, in which case the principal amount of the notes, plus all accrued and unpaid interest would be immediately due and payable.  For this reason, the 2012 Convertible Notes are classified as current obligations within the consolidated balance sheet at June 30, 2014.

The sale of the Company’s oil and gas properties, as explained in Note 4, raise substantial doubt as to the ability of the Company to continue as a going concern.  The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

As of June 30, 2014, Vanguard’s significant accounting policies were consistent with those discussed in the audited financial statements as of September 30, 2013.

Earnings Per Share – Basic earnings per share have been calculated based upon the weighted-average number of common shares outstanding.  Diluted earnings per share have been calculated based upon the weighted-average number of common and potential common shares. The calculation of diluted weighted-average shares outstanding for the three-month periods ended June 30, 2014 and 2013 excludes 19,261,860 and 16,760,960 shares, respectively, issuable pursuant to outstanding warrants, stock options and debt conversion features because their effect is anti-dilutive.

Recently Issued Accounting Pronouncements – Various accounting standards updates have been recently issued, most of which represented technical corrections to the accounting literature or were applicable to specific industries.  No new accounting pronouncements have been issued that are likely to have a material impact to the Company's consolidated financial statements.

In prior periods the Company recognized a participation liability related to a net profits interest granted to persons who purchased the Company’s 2010 Convertible Promissory Notes.  The net profits interest was held by Vanguard Net Profits, LLC and covered some of the Company’s oil

VANGUARD ENERGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3 – NET PROFITS INTEREST PARTICIPATION LIABILITY

and gas properties.  On June 17, 2014 the Company settled the net profits interests for $230,619.  The Company recognized a gain on settlement of the participation liability of $171,772 during the quarter ended June 30, 2014 as a result.

The Company incurred expense associated with the net profits interest during the nine-month period ended June 30, 2014 of $63,160. This amount is reported as interest expense in the statement of operations. The Company also made a final payment of $84,577 under this arrangement during the nine month period ending June 30, 2014.

NOTE 4 – SALE OF OIL AND GAS PROPERTIES/PAYMENT OF CONVERTIBLE NOTES

During 2012, the Company sold $8,254,500 of Convertible Promissory Notes.  On March 31, 2014 the Company failed to make the scheduled interest payments on the notes.  As a result, the note holders were entitled to declare the notes in default, in which case the principal amount of the notes, plus all accrued and unpaid interest would be immediately due and payable.

The Company’s inability to make the interest payment to the note holders was the result of the expenditure of considerable capital to work over some of the Company’s wells.  The costs of that work far exceeded the Company’s expectations and yet the work was required in order to get the wells back into production.  This depleted the Company’s cash position far below its expectations.  Further, although the initial work on those wells was successful in boosting production momentarily, further complications resulted in lower production than anticipated, which was not adequate to replenish the cash expended and enable the Company to make required interest payments.

With a view to paying its note holders, the Company, on June 17, 2014, sold its oil and gas properties to Vast Exploration, Inc. for $5,500,000, after obtaining approvals from the holders of a majority of the Company’s outstanding shares of common stock and approvals of a majority of note holders. An impairment charge of $880,213 was recognized during the quarter ended March 31, 2014 for the amount by which the carrying value of the Company’s oil and gas properties exceeded the estimated net proceeds from the planned sale. The Company adjusted the impairment charge by $(18,634) during the quarter ended June 30, 2014 based on final closing of the transaction.

The Company used the proceeds from the sale to:

Pay holders of the convertible notes	$5,259,706

Purchase the net profits interest held by Vanguard Net Profits, LLC	230,619
Pay legal and closing costs	9,675
$5,500,000

VANGUARD ENERGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

A loss on early extinguishment of debt totaling $380,539 was recognized during the quarter ended June 30, 2014 for the write-off of a portion of the debt issuance costs and debt issuance discount associated with the debt repayment. After the payment of the $5,259,706, approximately $2,900,000 remains to be paid to the convertible note holders.  As of June 30, 2014, the unamortized discount on the 2012 Convertible Promissory Notes totaled $94,677.  Interest expense for the amortization of debt issuance cost and discount on the notes for the nine-month period ended June 30, 2014 was $393,078.  The effective interest rate of the 2012 Convertible Promissory Notes was 15.76% as of June 30, 2014.  Accrued interest at June 30, 2014 was $590,597 and at September 30, 2013 was $309,544.

In consideration for  accepting less than the full amount due on their notes, and releasing their lien on the Company’s oil and gas properties, holders of notes in the approximate principal amount of $2,900,117 as a group, have agreed to receive shares in the Company’s stock in payment of the remaining balances on their notes, plus accrued interest.  The shares to be issued to the note holders, when issued, will represent approximately 90% of the Company’s issued and outstanding shares.

NOTE 5 – INCOME TAXES

The Company estimates its annual effective income tax rate in recording its quarterly provision for income taxes in the various jurisdictions in which the Company operates. Statutory tax rate changes and other significant or unusual items are recognized as discrete items in the quarter in which they occur. The Company recorded no income tax expense for the six month period ended June 30, 2014 because the Company estimates it will record no income tax expense for the year ended September 30, 2014.  The Company has a valuation allowance that fully offsets net deferred tax assets.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

The Company’s material future contractual obligations as of June 30, 2014 were as follows:

	Total	2014	2015	2016	Thereafter

Convertible notes (1)	$3,490,714	$3,490,714	-	-	-

(1)	Includes accrued interest of $590,597 as of June 30, 2014.

The contractual maturity of the notes is June 30, 2015.  However, on March 31, 2014 the Company failed to make the scheduled interest payments.  As a result, the note holders are entitled to declare the notes in default, in which case the principal amount of the notes, plus all accrued and unpaid interest would be immediately due and payable.

VANGUARD ENERGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 7 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table summarizes the financial liabilities measured at fair value on a recurring basis as of June 30, 2014 and September 30, 2013:

	Level	June 30, 2014	September 30, 2013

Participation liability	3	$-	$465,551

Total liabilities		$-	$465,551

The following table presents a reconciliation of those liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

Participation Liability

Balance at September 30, 2013	$465,551
Purchases, issuances and settlements	(293,779)
Gain on settlement	(171,772)

Balance at June 30, 2014	$-

NOTE 8 – SUPPLEMENTAL CASH FLOW INFORMATION

	Nine Month ended June 30,
	2014	2013
	(Unaudited)	(Unaudited)

Interest paid	$312,111	$603,088
Interest capitalized (non-cash)	-	45,935

Noncash investing and financing activities:
Capital expenditures included in accounts payable	-	(15,278)
Asset retirement obligations incurred	29,088	9,273

*  *  *  *  *

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATION

 During 2012 the Company sold secured convertible notes in the principal amount of $8,254,500. The notes bear interest at 15% per year and are due and payable on June 30, 2015.

On March 31, 2014, the Company failed to make its interest payments on its 2012 Convertible Promissory Notes.  With a view to paying its note holders, the Company, on June 17, 2014, sold its oil and gas properties to Vast Exploration, Inc. for $5,500,000.  See Note 4 to the financial statements, which are part of this report, for more information.

The terms of the sale agreement provided that Vast Exploration, Inc. would receive the proceeds from the sale of oil and gas produced from the oil and gas properties, net of lease operating expenses, on and after April 1, 2014.

Our material future contractual obligations as of June 30, 2014 were as follows:

	Total	2014	2015	2016	Thereafter

Convertible notes (1)	$3,490,714	$3,490,714	-	-	-

(1)	Includes accrued interest of $590,597 as of June 30, 2014.

In consideration for  accepting less than the full amount due on their notes, and releasing their lien on the Company’s oil and gas properties, holders of notes in the approximate principal of $2,900,117, as a group, have agreed to receive shares of the Company’s stock in payment of the notes and accrued interest.  The shares to be issued to the note holders, when issued, will represent approximately 90% of the Company’s issued and outstanding shares.

As of July 31, 2014, the Company’s salaries and other corporate overhead were approximately $15,000 per month, consisting primarily of legal and accounting for public filing purposes.  This significantly reduced operating costs, as compared with the same period in the previous year, as a result of material reductions in compensation to management, elimination of investor relations outreach, and other cost cutting efforts.

On July 10, 2014, the Company’s directors approved a 100-for-1 reverse split of the Company’s common stock.  The reverse split will be effective on the OTC Bulletin Board when FINRA completes its review of documentation relating to the reverse split.

ITEM 4.    CONTROLS AND PROCEDURES.

(a) We maintain a system of controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (“1934 Act”), is recorded, processed, summarized and reported within time periods specified in the SEC's rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the 1934 Act is accumulated and communicated to our management, including our Principal Executive and Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of June 30, 2014, our Principal Executive and Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Principal Executive and Financial Officer concluded that our disclosure controls and procedures were effective.

(b) Changes in Internal Controls. There were no changes in our internal control over financial reporting during the nine month period ended June 30, 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 6. EXHIBITS

Exhibits

Exhibit No.	Description

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VANGUARD ENERGY CORPORATION

Date: August 14, 2014	By:	/s/ Warren Dillard
Warren Dillard,
Chief Executive, Financial and Accounting Officer