Form 10-K/A
period 2013-09-30
Vanguard Energy Corp
filed 2014-10-06
CIK 1497649

FORM 10-K/A
Amendment No. 1

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

Documents Incorporated by Reference: None

Explanatory Note

This Amendment No. 1 to the Vanguard Energy Corporation Annual Report on Form 10-K for the year ended September 30, 2013 reflects changes made to sections 11 and 13 of the Report.

Except as described above, this amendment does not revise or restate the financial statements or other disclosures included in the 10-K report.  This amendment does not reflect events occurring after the filing of the original Form 10-K or modify or update disclosures related to subsequent events.  Accordingly, this amendment should be read in conjunction with our filings with the SEC subsequent to the filing of the 10-K report.

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

				Restricted		Other
	Fiscal	Salary	Bonus	Stock Awards	Option Awards	Annual Compensation
Name and Principal Position	Year	(1)	(2)	(3)	(4)	(5)	Total

Warren Dillard	2013	$135,000				$40,000	$175,000
President,	2012	$150,000	-	-	-	$40,000	$190,000
Principal Executive,
Financial and Accounting Officer

R. Gerald Bailey	2013	$180,000					$180,000
Director (6)	2012	$190,000	-	-	-	-	$190,000

Michael Fraim	2013	$10,000					$10,000
Vice President	2012	$100,000	-	-	-	-	$100,000
Technology (7)

(1)	The dollar value of base salary (cash and non-cash) earned.

(2)	The dollar value of bonus (cash and non-cash) earned.

(3)	The value of the shares of restricted stock issued as compensation for services computed in accordance with ASC 718 on the date of grant.

(4)	The value of all stock options computed in accordance with ASC 718 on the date of grant.

(5)	All other compensation received that could not be properly reported in any other column of the table.

(6)	Mr. Bailey resigned as a director on July 31, 2013. Mr. Bailey was compensated for providing consulting services to us during fiscal 2013 and 2012.

(7)	Mr. Fraim resigned as an officer on April 30, 2013.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 3rd day of October, 2014.

VANGUARD ENERGY CORPORATION

By:	/s/ Warren Dillard
Warren Dillard, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of l934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Warren Dillard	Principal Executive, Financial and Accounting Officer and Director	October 3, 2014
Warren Dillard

/s/ Steven M. Powers	Director	October 4, 2014
Steven M. Powers

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