Form 10-K
period 2014-09-30
Vanguard Energy Corp
filed 2015-01-05
CIK 1497649

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2014
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: None

VANGUARD ENERGY CORPORATION
(Exact name of registrant as specified in its charter)

COLORADO	27-2888719
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2 Blvd Place, 1700 Post Oak Blvd. #600 Houston Texas	77056
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (713) 627-2500

Securities registered pursuant to Section 12(b) of the Act:  None.

Title of each class	Name of each exchange on which registered

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):   ☑ Yes ☐ No

The aggregate market value of the voting stock held by non-affiliates of the registrant on March 31, 2014 was approximately $996,000.

As of December 15, 2014, the registrant had 975,623 outstanding shares of common stock.

Documents Incorporated by Reference: None

PART I

ITEM 1.          BUSINESS.

We were incorporated in Colorado on June 21, 2010.  Until June 2014 we were involved in the exploration and development of oil and gas properties in southeast Texas.

We were never able to earn a profit and in January of 2013 we began investigating the possibility of selling our oil and gas properties.

On March 31, 2014, we failed to make the interest payment on our convertible notes having an outstanding balance of $8,254,500.  As a result, the note holders were entitled to declare the notes in default, in which case the principal amount of the notes, plus all accrued and unpaid interest, would be immediately due and payable.

With a view to paying our note holders, on June 17, 2014 we sold our oil and gas properties to Vast Exploration, Inc. for $5,500,000.

The proceeds from the sale were used to:

●	purchase the net profits interest held by Vanguard Net Profits, LLC for $230,619; and
●	pay the balance to the holders of the Convertible Notes.

In consideration for accepting less than the full amount due on their notes, and releasing their lien on our oil and gas properties, holders of notes in the remaining principal amount of $2,404,197 agreed to accept 860,380 shares of our common stock in payment of the notes and accrued interest.  The Company subsequently issued the additional shares as payment for the notes and accrued interest in November 2014.

On August 19, 2014, a 100-for-1 reverse split of our common stock became effective.

           The sale of our oil and gas properties represented the sale of substantially all of our assets.

 Employees and Offices

As of December 15, 2014, we had one part-time employee.

Our office is located at 2 Blvd Place, 1700 Post Oak Blvd., Suite 600, Houston, Texas 77056. This office is leased month to month at a rate of $125 per month.

ITEM 1.A.      RISK FACTORS.

Not applicable.

ITEM 1.B.      UNRESOLVED STAFF COMMENTS.

Not Applicable

ITEM 2.          PROPERTIES.

None.

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

Quarter Ended	High	Low

December 31, 2012	$0.95	$0.59
March 31, 2013	$0.85	$0.62
June 30, 2013	$0.70	$0.20
September 30, 2013	$0.33	$0.14

December 31, 2013	$0.24	$0.13
March 31, 2014	$0.15	$0.10
June 30, 2014	$0.10	$0.02
September 30, 2014 (1)	$1.55	$0.02

(1)	Price reflects a 100-for-1 stock split which became effective on August 19, 2014.

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

As of December 15, 2014, we had approximately 100 shareholders of record.

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

As a result of the sale of our oil and gas properties, as discussed in Item 1 of this report, we do not have any material assets and our only activity is the search for a company that may be interested in merging with us.

Since we no longer have any assets and have only minimal operations, a comparison of our financial statements with any prior period would not be meaningful.

Contractual Obligations

Our material future contractual obligations as of December 15, 2014 were as follows:

	Total	2014
2012 Convertible notes	$590,597	$590,597

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

None.

ITEM 9A.       CONTROLS AND PROCEDURES.

An evaluation was carried out under the supervision and with the participation of our management, including our Principal Executive and Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-K. Disclosure controls and procedures are procedures designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-K, is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and is communicated to our management, including our Principal Executive and Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our management concluded that, as of September 30, 2014, our disclosure controls and procedures were effective.

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

Warren Dillard, our Principal Executive and Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of September 30, 2014 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework (1992). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls.

Based on this evaluation, management concluded that our internal control over financial reporting was effective as of September 30, 2014.

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

Name	Age	Position

Warren Dillard	72	President, Chief Executive, Financial and Accounting Officer and a Director

Delton C. Drum	57	Vice President, Field Operations

Steven M. Powers	72	Vice President of Business Development, Secretary and a Director

Rick A. Wilber	67	Director

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

ITEM 11.        EXECUTIVE COMPENSATION

The following table summarizes the compensation received by our principal executive and financial officers during the two years ended September 30, 2014.

				Restricted		Other
	Fiscal	Salary	Bonus	Stock Awards	Option Awards	Annual Compensation
Name and Principal Position	Year	(1)	(2)	(3)	(4)	(5)	Total

Warren Dillard	2014	$147,500	--	--	--	$--	$147,500
President,	2013	$155,000	--	--	--	$40,000	$195,000
Principal Executive,
Financial and Accounting Officer

Delton Drum	2014	--	--	--	--	--	--
Vice President	2013	--	--	--	--	--	--
Field Operations

Steven Powers	2014	3,642	--	--	--	--	3,642
Vice President of	2013	34,500	--	--	--	--	34,500
Business Development

R. Gerald Bailey	2013	$180,000					$180,000
Director (6)

(1)	The dollar value of base salary (cash and non-cash) earned.

(2)	The dollar value of bonus (cash and non-cash) earned.

(3)	The value of the shares of restricted stock issued as compensation for services computed in accordance with ASC 718 on the date of grant.

(4)	The value of all stock options computed in accordance with ASC 718 on the date of grant.

(5)	All other compensation received that could not be properly reported in any other column of the table.

(6)	Mr. Bailey resigned as a director on July 31, 2013. Mr. Bailey was compensated for providing consulting services to us during fiscal 2013 and 2012.

Long-Term Incentive Plans. We do not provide our officers or employees with pension, stock appreciation rights, long-term incentive or other plans.

Employee Pension, Profit Sharing or other Retirement Plans. We do not have a defined benefit, pension plan, profit sharing or other retirement plan, although we may adopt one or more of such plans in the future.

Compensation of Directors During Year Ended September 30, 2014. During the year ended September 30, 2014, we did not compensate our directors for acting as such.

Compensation Committee Interlocks and Insider Participation. Rick Wilber and Steven Powers are the members of our compensation committee. During the year ended September 30, 2014, both Mr. Wilber and Mr. Powers participated in deliberations concerning executive officer compensation. During the year ended September 30, 2014, none of our officers was also a member of the compensation committee or a director of another entity, which other entity had one of its executive officers serving as one of our directors.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table shows the beneficial ownership of our common stock, as of December 15, 2014 by (i) each person whom we know beneficially owns more than 5% of the outstanding shares of our common stock, (ii) each of our officers, (iii) each of our directors, and (iv) all the officers and directors as a group. Unless otherwise indicated, each owner has sole voting and investment powers over his shares of common stock. Unless otherwise indicated, beneficial ownership is determined in accordance with the Rule 13d-3 promulgated under the Securities and Exchange Act of 1934, as amended, and includes voting or investment power with respect to shares beneficially owned.

	Number of Shares	Percentage of Class
Name and Address of Beneficial Owner	Beneficially Owned (1)	of Class

Warren M. Dillard
1700 Post Oak Blvd., #600
Houston, Texas 77056	--	--

Delton C. Drum
2626 Royal Trail Dr.
Kingwood, TX 77339	400	NIL

	Number of Shares	Percentage
Name and Address of Beneficial Owner	Beneficially Owned (1)	of Class

Steven M. Powers	7,750	1%
1999 Avenue of the Stars, Ste. 1100
Los Angeles, CA 90067

Rick A. Wilber	6,685	1%
10360 Kestrel Street
Plantation, FL 33324

All officers and directors as a group	14,835	2%
(4 persons)
______________

(1)	In connection with the sale of our oil and gas properties to Vast Exploration, the following persons have agreed to return their shares of our common stock to us for cancellation.

Name	Shares to be returned	Shares returned as of December 15, 2014

Warren Dillard	8,577	8,577
Steven Powers	8,577	827
Rick Wilber	2,500	2,500
RH Trust	2,450	2,450
Various shareholders	4,550	-

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

None.

ITEM 14.        PRINCIPAL ACCOUNTING FEES AND SERVICES.

Briggs & Veselka Co. audited our financial statements for the two years ended September 30, 2014. The following table shows the fees billed to us during the periods presented by Briggs & Veselka.

	Year Ended September 30, 2014	Year Ended September 30, 2013

Audit Fees	$91,327	$101,073
Audit-Related Fees	$35,576	$48,440
Tax Fees	$18,256	$21,909

Audit fees represent amounts billed for professional services rendered for the audit of our annual financial statements and reviews of our quarterly financial statements.

Audit-related fees represent amounts billed for consents related to regulatory filings, audit/review of financial statements included in our registration statements filed with the Securities and Exchange Commission, and consulting related to the implementation of accounting standards.

Tax fees include professional services for tax return preparation and income tax audit support.

The policy of our directors is to pre-approve all audit and non-audit services provided by our independent auditors.

PART IV

ITEM 15.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following exhibits are filed with this Registration Statement:

Exhibits

3.1*	Articles of Incorporation
3.2*	Bylaws
4.1*	Form of Common Stock Certificate
4.2*	Form of Unit Certificate
4.3*	Form of Class A Warrant Certificate
4.5*	Form of Warrant Agreement
4.6*	Form of Representative's Warrant
4.7*	Non-Qualified Stock Option Plan
4.8**	Form of Series A Warrant
4.9**	Form of Series B Warrant
4.10**	Form of Series C Warrant
4.11**	Form of Series D Warrant
4.12**	Form of Series E Warrant
10.1*	Purchase Agreement between C.F.O., Inc. and Vanguard Energy Corporation
10.2*	Purchase Agreement between Sidekick Xploration, LLC and Enecor, Inc.
10.3*	Assignment between C.F.O., Inc. and Vanguard Energy Corporation
10.4*	Employment Agreement with Warren Dillard
10.7*	Farmout Agreement with Claire Oil & Gas, Inc.
10.8*	Operating Agreement with C.F.O, Inc.
10.9*	Farmout Agreement with Exxon/Mobil
10.10*	Form of Convertible Note
10.11*	Amendment to Farmout Agreement with Claire Oil & Gas, Inc.
10.12*	Form of Lock-Up Agreement required by State Securities Administrators
10.13	Agreement relating to sale of oil and gas properties to Vast Exploration, Inc.
14*	Code of Ethics
21*	Subsidiaries
31	Rule 13a-14(a) Certifications
32	Section 1350 Certifications

___________________

*	Incorporated by reference to the same exhibit filed with the Company’s Registration Statement on Form S-1 (File # 333-174194).
**	Incorporated by reference to the same exhibit filed with the Company’s registration statement on Form S-1 (File # 333-180987).

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Vanguard Energy Corporation

We have audited the accompanying consolidated balance sheets of Vanguard Energy Corporation (the "Company") as of September 30, 2014 and 2013 and the related consolidated statements of operations, changes in stockholders' deficit, and cash flows for each of the years then ended. Vanguard Energy Corporation’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based upon our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2014 and 2013, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the Company has insufficient working capital, a stockholders’ deficit and recurring net losses, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans in regards to these matters are also discussed in Note 1 to the consolidated financial statements.  The consolidated statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Briggs & Veselka Co.

Briggs & Veselka Co.
Houston, Texas
December 29, 2014

VANGUARD ENERGY CORPORATION
CONSOLIDATED BALANCE SHEETS

	September 30,	September 30,
ASSETS	2014	2013

Current assets
Cash and cash equivalents	$39,251	$1,334,285
Accounts receivable	-	371,765
Other assets	12,500	16,055
Total current assets	51,751	1,722,105

Property and equipment
Oil and gas, on the basis of full cost accounting
Proved properties	-	12,994,766
Unproved properties and properties under
development, not being amortized	-	61,470
Furniture and equipment	-	26,946
Less: accumulated depreciation, depletion and amortization	-	(6,594,081)
Total property and equipment	-	6,489,101

Debt issuance costs	83,654	538,700
Other assets	-	10,808

Total assets	$135,405	$8,760,714

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$578	$113,314
Accrued interest payable	702,901	309,544
Other liabilities	8,600	12,650
Current portion of notes payable, net of discount of $71,754 and $0	2,923,040	-
Total current liabilities	3,635,119	435,508

Notes payable, net of discount of $0 and $441,132	-	7,813,368
Participation liability	-	465,551
Asset retirement obligations	-	177,685

Total liabilities	3,635,119	8,892,112

Commitments and contingencies	-	-

Stockholders' deficit
Preferred stock, $0.00001 par value; 5,000,000 shares
authorized, none issued or outstanding	-	-
Common stock, $0.00001 par value; 100,000,000 and 50,000,000 shares authorized at September 30, 2014 and 2013, respectively,
115,243 and 127,114 shares issued and outstanding at
September 30, 2014 and 2013, respectively (1)	127	127
Additional paid-in capital	5,522,204	5,522,204
Accumulated deficit	(9,022,045)	(5,653,729)

Total stockholders' deficit	(3,499,714)	(131,398)

Total liabilities and stockholders' deficit	$135,405	$8,760,714

(1) All common share amounts and per share amounts in these consolidated financial statements reflect the 100-for-1 reverse split of the issued and outstanding shares of common stock of the Company, effective August 19, 2014, including retroactive adjustment of common share amounts. See Note 6.

The accompanying notes are an integral part of these consolidated financial statements.

VANGUARD ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year	Fiscal Year
	Ended	Ended
	September 30, 2014	September 30, 2013
Revenues
Oil and gas sales	$1,676,231	$4,644,356

Costs and expenses
Lease operating expense	544,045	714,669
Production taxes	77,253	214,127
Depreciation, depletion and amortization	984,200	1,850,814
Impairment of O&G Properties	861,579	3,634,312
Asset retirement obligation accretion	29,088	23,186
General and administrative	904,414	1,373,122
Total costs and expenses	3,400,579	7,810,230

Loss from operations	(1,724,348)	(3,165,874)

Other income (expense)
Other income	2,645	7,386
Interest income	233	1,340
Gain on settlement of participation liability	171,772	-
Interest expense	(1,458,898)	(1,864,379)
Change in fair value of warrant and
conversion feature liabilities	-	652,765
Change in estimate of participation liability	-	969,731
Other equipment write-off	20,819	-
Loss on debt extinguishment	(380,539)	-
Total other expense	(1,643,968)	(233,157)

Loss before income taxes	(3,368,316)	(3,399,031)
Provision for income taxes	-	-
Net loss	$(3,368,316)	$(3,399,031)

Loss per share – Basic and diluted	$(26.92)	$(26.74)
Weighted average number of
common shares (2)	125,130	127,114

(2)  All common share amounts and per share amounts in these consolidated financial statements reflect the 100-for-1 reverse split of the issued and outstanding shares of common stock of the Company, effective August 19, 2014, including retroactive adjustment of common share amounts. See Note 6.

The accompanying notes are an integral part of these consolidated financial statements.

VANGUARD ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES
IN STOCKHOLDERS' DEFICIT

					Total
	Common Stock		Additional	Accumulated	Stockholders’
	Shares	Amount	Paid In Capital	Deficit	Equity

Balance at September 30, 2012 (3)	127,114	$127	$5,522,204	$(2,254,698)	$3,267,633

Net loss	-	-	-	(3,399,031)	(3,399,031)

Balance at September 30, 2013	127,114	$127	$5,522,204	$(5,653,729)	$(131,398)

Return of common stock	(11,871)	-	-	-	-

Net loss	-	-	-	(3,368,316)	(3,368,316)

Balance at September 30, 2014 (3)	115,243	$127	$5,522,204	(9,022,045)	$(3,499,714)

(3)  All common share amounts and per share amounts in these consolidated financial statements reflect the 100-for-1 reverse split of the issued and outstanding shares of common stock of the Company, effective August 19, 2014, including retroactive adjustment of common share amounts. See Note 6.

The accompanying notes are an integral part of these consolidated financial statements.

VANGUARD ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOW

	Fiscal Year	Fiscal Year
	Ended	Ended
	September 30, 2014	September 30, 2013

Cash flows from operating activities
Net loss	$(3,368,316)	$(3,399,031)
Adjustments to reconcile net loss
to net cash from operating activities:
Depreciation, depletion and amortization	941,294	1,850,814
Impairment of oil and gas properties	861,579	3,634,312
Amortization of debt issuance costs	274,740	318,712
Gain on settlement of participation liability	(171,772)	-
Loss on debt extinguishment	380,539	-
Asset retirement obligation accretion	29,088	81,275
Amortization of debt discount	169,145	272,200
Accretion of participation liability	(63,160)	(138,323)
Other equipment write-off	20,819	-
Change in estimate of participation liability	-	(969,731)
Change in fair value of warrant and conversion
feature liabilities	-	(652,765)
Change in operating assets and liabilities:
Accounts receivable	343,194	243,866
Other assets	14,363	(5,161)
Accounts payable	(112,736)	(284,967)
Accrued interest payable	393,357	-
Other liabilities	(4,050)	(22,518)
Net cash from operating activities	(291,916)	928,683

Cash flows from investing activities
Capital expenditures on oil and gas properties	(1,012,793)	(2,357,368)
Proceeds from sale of oil and gas properties	5,500,000	-
Purchase of furniture and equipment	-	(2,452)
Net cash from investing activities	4,487,207	(2,359,820)

Cash flows from financing activities
Repayment of note payable	(5,259,706)	(325,000)
Settlement of participation liability	(230,619)	-
Net cash from financing activities	(5,490,325)	(325,000)

Net change in cash and cash equivalents	(1,295,034)	(1,756,137)

Cash and cash equivalents
Beginning of period	1,334,285	3,090,422

End of period	$39,251	$1,334,285

The accompanying notes are an integral part of these consolidated financial statements.

VANGUARD ENERGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION

Vanguard Energy Corporation (the "Company") was organized under the laws of the State of Colorado on June 21, 2010. The Company commenced operations on July 19, 2010 and has been engaged in the acquisition, development and operation of onshore oil and gas properties in Texas.

Going Concern –These financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses since its inception and will require capital for future operating activities to take place. The Company's ability to raise funding through the future issuances of debt or common stock is unknown. The obtainment of additional financing, the successful development of a plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern.

Future issuances of the Company's equity or debt securities will be required in order for the Company to finance operations and continue as a going concern. The financial statements do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation— The consolidated financial statements include the accounts of Vanguard Energy Corporation and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

The Company's fiscal year-end is September 30. The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and pursuant to the accounting and disclosure rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). A summary of the significant accounting policies applied in the preparation of the accompanying financial statements follows

Reclassifications – Certain amounts previously presented for prior periods have been reclassified to conform to the current presentation. The reclassifications had no effect on net loss, working capital or equity previously reported.

Recently Issued Accounting Pronouncements – Various accounting standards updates have been recently issued, most of which represented technical corrections to the accounting literature or were applicable to specific industries. No new accounting pronouncements have been issued that are likely to have a material impact to the Company’s consolidated financial statements.

Cash and Cash Equivalents—The Company considers all highly liquid instruments purchased with a maturity date of three months or less to be cash equivalents.

Oil and Gas Properties— As of September 30, 2014 the Company does not have any oil and gas properties as further explained in Note 3. Prior to the disposal of its oil and gas properties, the Company followed the full cost accounting method to account for oil and natural gas properties.  Under the full cost accounting method, costs incurred in the acquisition, exploration and development of oil and gas reserves are capitalized. Such costs include lease acquisition, geological and geophysical activities, rentals on nonproducing leases, drilling, completing and equipping of oil and gas wells and administrative costs directly attributable to those activities and asset retirement costs. Disposition of oil and gas properties are accounted for as a reduction of capitalized costs, with no gain or loss recognized unless such adjustment would significantly alter the relationship between capital costs and proved reserves of oil and gas, in which case the gain or loss is recognized to  operations.

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

During the fourth quarter of fiscal year 2013 and based on the October 1, 2013 Reserve Report, the cost ceiling analysis established that the Company’s proved properties required the recording of an impairment reduction. The Company recorded an impairment expense of $3,634,312 as a result of reductions in estimated proved reserves.  Revised calculations of proved reserves were based on detailed analysis of producing formations drive systems and declines in production from certain wells at a greater rate than previously experienced. The interpretation of 3D seismic during the fiscal fourth quarter of 2013 provided additional input and helped delineate the field more precisely, resulting in limiting the estimates of remaining recoverable oil. The production declines resulted in greater DD&A expense of $919,313 during the fourth quarter.  These adjustments were offset somewhat by a reduction in the Participation Liability of $969,731 resulting from lower estimated net cash flows from certain wells in which outside parties had a 20% net profits interest.

As discussed in Note 3, the Company recognized impairment charges of $861,579 during fiscal year 2014 for the amount by which the carrying value of its oil and gas properties exceeded the net proceeds from their sale.

VANGUARD ENERGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Revenue Recognition—Oil and gas sales result from undivided interests held by the Company in oil and gas properties. Sales of oil and gas produced from oil and gas operations are recognized when the product is delivered to the purchaser and title transfers to the purchaser. The Company had no natural gas sales imbalance positions at September 30, 2014 or 2013. Charges for gathering and transportation are included in production expenses.

Asset Retirement Obligations—The Company recorded a liability for asset retirement obligations ("ARO") associated with its oil and gas wells when those assets are placed in service. The corresponding cost is capitalized as an asset and included in the carrying amount of oil and gas properties and is depleted over the useful life of the properties. Subsequently, the ARO liability is accreted to its then-present value.  Since the Company sold all its oil and gas assets in the 3rd quarter of 2014, no additional ARO was recorded.  As of September 30, 2014 the Company did not have an ARO liability.

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

Participation Liability—In prior periods the Company recognized a participation liability related to a net profits interest granted to persons who purchased the Company’s 2010 Convertible Promissory Notes.  The net profits interest was held by Vanguard Net Profits, LLC and covered some of the Company’s oil and gas properties.  On June 17, 2014, the Company settled the net profits interests for $230,619.  The Company recognized a gain on the settlement of the participation liability of $171,772 during the quarter ended June 30, 2014 as a result.

The Company incurred expense associated with the net profits interest during the nine-month period ended June 30, 2014 of fiscal year 2014.  This amount is reported as interest expense in the consolidated statement of operations.  The Company also made a final payment of $84,577 under this arrangement during year ended September 30, 2014.

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

Earnings (Loss) Per Share—Basic earnings (loss) per share have been calculated based upon the weighted-average number of common shares outstanding. The calculation of diluted weighted-average shares outstanding for 2014 and 2013 excludes 162,142 shares and 176,110 shares, respectively, issuable pursuant to outstanding warrants, stock options and debt conversion features because their effect is anti-dilutive.

Concentration of Credit Risk—The Company is subject to credit risk resulting from the concentration of its oil and natural gas receivables with significant purchasers. One purchaser accounted for all of the Company's oil and gas sales revenues for 2014 and 2013. The Company does not require collateral. While the Company believes its recorded receivable will be collected, in the event of default the Company would follow normal collection procedures. The Company does not believe the loss of this purchaser would materially impact its operating results as oil and gas are fungible products with well-established markets and numerous purchasers.

At times, the Company would maintain deposits in federally insured financial institutions in excess of federally insured limits. Management would monitor the credit ratings and concentration of risk with these financial institutions on a continuing basis to safeguard cash deposits.

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

NOTE 3 –SALE OF OIL AND GAS PROPERTIES/ PAYMENT OF CONVERTIBLE NOTES

During 2012, the Company sold $8,254,500 of Convertible Promissory Notes.  On March 31, 2014 the Company failed to make the scheduled interest payments on the notes.  As a result, the note holders were entitled to declare the notes in default, in which case the principal amount of the notes plus all accrued and unpaid interest would be immediately due and payable.

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

With a view to paying its note holders, the Company, on June 17, 2014 sold its oil and gas properties to Vast Exploration, Inc. for $5,500,000, after obtaining approvals from the holders of a majority of the Company’s outstanding shares of common stock and approvals of a majority of note holders.  An impairment charge of $880,213 was recognized during the quarter ended March 31, 2014 for the amount by which the carrying value of the Company’s oil and gas properties exceeded the estimated net proceeds from the planned sale.  The Company adjusted the impairment charge by $(18,634) during the quarter ended June 30, 2014 based on final closing of the transaction. The total impairment as of September 30, 2014 is $861,579.

The Company used the proceeds from the sale as follows:

Pay holders of the convertible notes	$5,259,706
Purchase the net profits interest held by Vanguard Net Profits, LLC	230,619
Pay legal and closing costs	9,675
$5,500,000

A loss on early extinguishment of debt totaling $380,539 was recognized during the quarter ended June 30, 2014 for the write-off of a portion of the debt issuance costs and debt issuance discount associated with the debt repayment.  After the payment of the $5,259,706, convertible notes totaling $2,994,794 remain to be paid together with accrued interest of $702,902.  As of September 30, 2014 the unamortized discount on the convertible notes totaled $71,754. Interest expense for the amortization of debt issuance cost and discount on the notes for the period ending September 30, 2014 was $445,078.  The effective interest rate of the convertible notes was 28.3% for the fiscal years ending September 30, 2014 and 2013.

In consideration for accepting less than the full amount due on the notes, and releasing their lien on the Company’s oil and gas properties, holders of notes in the approximated principal of amount of $2,404,197 as a group, have agreed to received 860,381 shares in the Company’s stock in payment of the remaining balances on their notes, plus accrued interest.  The Company subsequently issued the additional shares as payment for the notes and accrued interest in November 2014.

VANGUARD ENERGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – ASSET RETIREMENT OBLIGATIONS

The Company had asset retirement obligations for any wells that were permanently removed from service.  Since the Company sold all its oil and gas assets in the 3rd quarter of 2014, the Company no longer has any ARO liability.  For the purpose of determining the fair value of ARO during the fiscal years presented, the Company used the following assumptions:

September 30, 2014
Inflation rate	4%
Estimated asset life	9.5 years
Credit adjusted risk free interest rate	18%

The following table shows:

Asset retirement obligations at September 30, 2012	$96,410

Additional retirement obligations incurred	(28,291)
Change in estimate	111,598
Accretion expense	23,186
Settlements	(25,218)

Asset retirement obligations at September 30, 2013	$177,685

Accretion expense	(158,513)
Settlements	(19,172)

Asset retirement obligations at September 30, 2014	$-

VANGUARD ENERGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – INCOME TAXES

The provision for income taxes consists of the following:

	Fiscal Year	Fiscal Year
	Ended	Ended
	September 30, 2014	September 30, 2013

Current	$-	$-
Deferred	-	-

Total	$-	$-

The provision for income taxes differs from the amount computed by applying the federal statutory income tax rate (34%) on operations as follows:

	Fiscal Year	Fiscal Year
	Ended	Ended
	September 30, 2014	September 30, 2013

Income tax expense computed at statutory rates	$(1,129,553)	$(1,137,194)
Non-deductible items	(898,411)	(220,623)
Change in valuation allowance	2,027,964	1,357,817

Total	$-	$-

VANGUARD ENERGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The components of the net deferred tax asset were as follows:

	September 30, 2014	September 30, 2013
Deferred tax assets
Net operating loss carryforwards	$5,165,180	$3,665,319
Stock-based compensation	222,936	222,936
Deferred tax liability - oil & gas properties	(794,263)	(1,380,769)
Participation liability	(332,041)	(273,638)
Subtotal	4,261,812	2,233,848
Valuation allowance	(4,261,812)	(2,233,848)
Net deferred tax asset	$-	$-

A valuation allowance has been established to offset reported deferred tax assets. The Company's accumulated net operating losses were approximately $15,000,000 at September 30, 2014 and begin to expire if not utilized in the year 2033.

NOTE 6 – STOCKHOLDERS' EQUITY

On August 19, 2014, upon receiving approval from the Financial Industry Regulatory Authority, a 100-for-1 reverse split of the Company’s common stock became effective. Common share amounts and per share amounts in these financial statements have been retroactively adjusted to reflect the reverse split.

Preferred Stock—5,000,000 shares authorized none issued or outstanding.

Common Stock—The Company is authorized to issue an aggregate of 100,000,000 shares of common stock with $0.00001 par value.

In July and November 2014, 11,871 and 2,450 shares previously issued to the Company’s founders were returned the Company, respectively.

VANGUARD ENERGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Warrants—The following table summarizes certain information regarding outstanding warrants as of September 30, 2013 and 2012:  As of September 30, 2014 these warrants were no longer trading in the OTC market.  The last quote on August 16, 2014 was $-0-.

			Exercise	Shares Issuable Upon Exercise of Warrants (1)
Series	Issuance Date	Expiration Date	Price	2014	2013
Series A	December 1, 2010	October 31, 2014	$400	17,000	17,000
Series B	December 1, 2010	October 31, 2014	$120	3,400	3,400
Series B	December 1, 2010	October 31, 2014	$400	1,700	1,700
Series C	February 28, 2011	February 28, 2016	$200	15,000	15,000
Series D	February 28, 2011	February 28, 2016	$120	1,500	1,500
Class A	December 2, 2011	November 29, 2016	$150	48,000	48,000
Series E	June 29, 2012	June 15, 2017	$155	2,963	2,963
Series E	July 6, 2012	June 15, 2017	$155	725	725
Series E	July 31, 2012	June 15, 2017	$155	572	572
Series E	September 5, 2012	June 15, 2017	$155	1,114	1,114

(1) Shares and prices are adjusted for the 100-1 reverse stock including retrospective adjustment.

NOTE 7 – STOCK-BASED COMPENSATION

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

Options for the purchase of 850,000 shares of the Company's common stock were issued to members of executive management and the Board of Directors on January 10, 2011. The stock options had an exercise price of $1.00 per share and were fully vested on the date of grant. The Company recognized stock-based compensation expense of $243,731 during 2011 related to the issuance of these options.  The Company’s officers and consultants surrendered these options in July 2014.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

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

VANGUARD ENERGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Office Lease – The Company leases office space under an operating lease. Rent expense for 2014 and 2013 totaled $48,841 and $72,474, respectively.   As of July 1, 2014 the Company is no longer leasing office space. The Company has a month-to-month virtual office lease in Houston. The lease for the satellite office in Los Angeles was allowed to expire.

NOTE 9 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table summarizes the financial liabilities measured at fair value on a recurring basis as of September 30, 2014 and 2013:

		September 30,	September 30,
	Level	2014	2013

Participation liability	3	$-	$465,551

The following tables present a reconciliation of those liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

Participation Liability

Balance at September 30, 2013	$465,551
Purchases, issuances and settlements	(230,619)
(Gains) losses included in earnings	(234,932)

Balance at September 30, 2014	$-

VANGUARD ENERGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – SUPPLEMENTAL CASH FLOW INFORMATION

	Fiscal Year	Fiscal Year
	Ended	Ended
	September 30, 2014	September 30, 2013

Interest paid	$312,111	$1,435,660
Interest capitalized (non-cash)	-	63,040

Noncash investing and financing activities:
Asset retirement obligations incurred	29,088	-
Capital expenditures included in accounts payable	-	16,591

NOTE 11 – SUPPLEMENTAL INFORMATION RELATING TO OIL AND GAS PRODUCING ACTIVITIES (UNAUDITED)

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

	Fiscal Year Ended September 30, 2014	Fiscal Year Ended September 30, 2013
Net revenues from production
Third-party sales	$1,676,231	$4,644,356

Production costs
Lease operating expense	544,045	714,669
Production taxes	77,253	214,127
Asset retirement obligation accretion	29,088	23,186
	650,386	951,982
Impairment of O&G Properties	861,579	3,634,312
Depreciation, depletion and amortization	984,200	1,846,583
	(819,934)	(1,788,521)
Income tax expense	-	-
Results of operations from producing activities	$(819,934)	$(1,788,521)

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

VANGUARD ENERGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	Fiscal Year Ended September 30, 2014	Fiscal Year Ended September 30, 2013
Property acquisitions
Unproved	$-	$19,206
Proved	-	-
Exploration	-	373,731
Development		1,947,841

Total Costs Incurred	$-	$2,340,778

Capitalized costs. Capitalized costs include the cost of properties, equipment and facilities for oil and natural-gas producing activities. Capitalized costs for proved properties include costs for oil and natural-gas leaseholds where proved reserves have been identified, development wells, and related equipment and facilities, including development wells in progress.

	September 30, 2014	September 30, 2013
Capitalized costs
Unproved properties	$-	$61,470
Proved properties	-	12,994,766
	-	13,056,236
Less: Accumulated DD&A	-	6,587,955
Net capitalized costs	$-	$6,468,281

Oil and Gas Reserve Information.    Pressler Consultants, Inc., an independent engineering firm, prepared the estimates of the proved reserves, future production, and income attributable to the leasehold interests as of September 30, 2013. The estimated proved net recoverable reserves presented below include only those quantities that were expected to be commercially recoverable at prices and costs in effect at the balance sheet dates under the then existing regulatory practices and with conventional equipment and operating methods. Proved Developed Reserves represent only those reserves estimated to be recovered through existing wells. Proved Undeveloped Reserves include those reserves that may be recovered from new wells on undrilled acreage or from existing wells on which a relatively major expenditure for recompletion or secondary recovery operations is required. All of the Company's Proved Reserves were located onshore in the continental United States of America. A reserve report for the September 30, 2014 was not prepared.

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

Estimated Quantities of Proved Reserves

Oil
(Bbls)

September 30, 2012	725,864
Revisions of prior estimates	(555,738)
Purchases of reserves in place	-
Production	(45,758)

September 30, 2013	124,368

	September 30, 2014	September 30, 2013
Estimated Quantities of Proved Developed Reserves	-	124,368
Estimated Quantities of Proved Undeveloped Reserves	-	-

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

A Reserve Report was not prepared for period ending September 30, 2014 as the Company did not own any oil and gas properties at that date.

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

VANGUARD ENERGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Standardized Measure of Oil and Gas

	September 30, 2014	September 30, 2013	September 30 2012
Future cash inflows	$-	$12,943629	$74,669,619
Future production costs	-	(3,557,348)	(9,364,444)
Future development costs	-	(804,500)	(6,175,000)
Future income taxes	-	-	(13,639,715)

Future net cash flows	-	8,581,781	45,490,460
Discount of future net cash flows at 10% per annum	-	(2,104,010)	(8,509,198)

Standardized measure of discounted future net cash flows	$-	$6,477,771	$36,981,262

The following table sets forth the changes in standardized measure of discounted future net cash flows relating to proved oil and gas reserves for the periods indicated.

Changes in Standardized Measure

	Fiscal Year Ended September 30, 2014	Fiscal Year Ended September 30, 2013	Fiscal Year Ended September 30, 2012
Sales of oil and gas produced, net of production costs	$-	$(3,692,374)	$(2,532,636)
Purchases of minerals in place	-	-	-
Net change due to revisions in quantity estimates	-	(28,337,652)	17,466,030
Net changes in prices and production costs	-	(11,151,435)	3,134,171
Accretion of discount before income taxes	-	3,698,126	2,269,050
Changes in timing and other	-	8,979,844	(6,045,848)

Net change	$-	$(30,503,491)	$14,290,767

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 29th. day of December, 2014.

VANGUARD ENERGY CORPORATION

By:	/s/ Warren Dillard
Warren Dillard, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of l934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Warren Dillard	Principal Executive, Financial and Accounting Officer and Director	December 29, 2014
Warren Dillard

/s/ Steven M. Powers	Director	December 29, 2014
Steven M. Powers

Director
Rick A. Wilber