Form 10-Q
period 2014-12-31
Vanguard Energy Corp
filed 2015-02-20
CIK 1497649

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

|X| Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended December 31, 2014

|_| Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

             For the transition period from __________ to __________

                          Commission File Number: None

                           VANGUARD ENERGY CORPORATION
                       ---------------------------------
             (Exact name of registrant as specified in its charter)

          COLORADO                          27-2888719
------------------------------     -----------------------------
(State or other jurisdiction             (I.R.S. Employer
             of                        Identification No.)
      incorporation or
        organization)

                             2 Blvd Place, Suite 600
                               1700 Post Oak Blvd.
                              Houston, Texas 77056
                          ----------------------------
          (Address of principal executive offices, including Zip Code)

                                 (713) 627-2500
                              --------------------
                (Issuer's telephone number, including area code)

                         1330 Post Oak Blvd., Suite 1600
                              Houston, Texas 77056
                  --------------------------------------------
          (Former name or former address if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes |X| No |_|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of "large accelerated filer," "accelerated filer," "non-accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer |_| Accelerated filer |_| Non-accelerated filer |_| Smaller reporting company |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 973,139 shares of common stock as of December 31, 2014.

                           FORWARD LOOKING STATEMENTS

     The information contained in this Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve risks and uncertainties, including among other things, statements regarding our capital needs, business strategy and expectations. Any statement which does not contain a historical fact may be deemed to be a forward-looking statement. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict",
"potential" or "continue", the negative of such terms or other comparable terminology. In evaluating forward looking statements, you should consider various factors outlined in our Form 10-K report for the year ended September 30, 2014, filed with the U.S. Securities Exchange Commission ("SEC") and, from time to time, in other reports we file with the SEC. These factors may cause our actual results to differ materially from any forward-looking statement. We disclaim any obligation to publicly update these statements, or disclose any difference between our actual results and those reflected in these statements.

VANGUARD ENERGY CORPORATION
CONSOLIDATED BALANCE SHEETS


                                                 December 31,   September 30,
                    ASSETS                           2014          2014
                                                 -------------  -----------
                                                 (Unaudited)

Current assets
Cash and cash equivalents                          $     120     $  39,251
Other assets
                                                           -        12,500
                                                 -------------  -----------
Total current assets
                                                         120        51,751

Debt issuance costs
                                                           -        83,654
                                                 -------------  -----------

Total assets                                       $     120     $ 135,405
                                                 =============  ===========

    LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable                                  $   46,705     $     578
Accrued interest payable                              22,041       702,901
Other liabilities                                     15,832         8,600
Current portion of notes payable, net of
   discount $- and $71,754                           146,937     2,923,040
                                                 -------------  -----------
Total current liabilities                            231,515     3,635,119

Commitments and contingencies                              -             -

Stockholders' deficit
Preferred stock, $0.00001 par value; 5,000,000
  shares authorized; none issued or outstanding            -             -
Common stock, $0.00001 par value; 100,000,000
  and 50,000,000 shares authorized; 973,139
  and 127,114 shares issued and outstanding              973           127
Additional paid-in capital                         6,318,920     5,522,204
Accumulated deficit                               (6,551,288)   (9,022,045)
                                                 -----------   -----------

Total stockholders' deficit                         (231,395)   (3,499,714)
                                                 -----------   -----------

Total liabilities and stockholders' deficit      $       120   $   135,405
                                                 ===========   ===========




The accompanying notes are an integral part of these consolidated financial statements.

VANGUARD ENERGY CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS


                                       Three Months Ended December 31,
                                           2014            2013
                                      ---------------  -------------
                                       (Unaudited)     (Unaudited)
Revenues
  Oil and gas sales                        $       -     $  731,266

Costs and expenses
  Lease operating expense                          -        205,398
  Production taxes                                 -         33,719
  Depreciation, depletion and amortization         -        444,728
  Asset retirement obligation accretion            -         15,717
  General and administrative                  87,030        240,182
                                      --------------     ----------
Total costs and expenses                      87,030        939,744
                                      --------------     ----------
Loss from operations                         (87,030)      (208,478)
                                      --------------     ----------

Other income (expense)
   Other income                                    -            431
   Interest income                                 -            203
  Interest expense                           (13,140)      (448,499)
  Furniture and equipment write-down               -        (20,819)
  Gain on debt extinguishment              2,570,927              -
                                      --------------     ----------
Total other income (expense)               2,557,787       (468,684)
                                      --------------     ----------

Net Income (Loss) before income taxes      2,470,757       (677,162)

Provision for income taxes                         -              -
                                      --------------     ----------

Net Income (Loss)                     4    2,470,757       (677,162)
                                      ==============     ==========

Income (Loss) per share:
   Basic and diluted                  $         2.54     $    (5.31)

Weighted average shares outstanding          973,139        127,415



  The accompanying notes are an integral part of these consolidated financial statements.

VANGUARD ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                         Three Month ended December 31,
                                              2014             2013
                                         ---------------   --------------
                                          (Unaudited)       (Unaudited)
Cash flows from operating activities
  Net Income (loss)                        $ 2,470,757       $ (677,162)

  Adjustments to reconcile net income/
   (loss) to net cash from operating
   activities:
    Depreciation, depletion and
      amortization                                   -          444,728
    Amortization of debt issuance costs          4,107           76,957
    Gain on debt extinguishment             (2,677,698)               -
    Asset retirement obligation
      accretion                                      -           15,717
    Amortization of debt discount                3,523           54,577
    Accretion of participation liability             -          (32,141)
    Furniture and equipment write-down               -           20,819

Change in operating assets and liabilities:
  Accounts receivable                                -           27,298
    Other assets                                12,500          (26,025)
    Accounts payable                            46,127          (43,424)
    Accrued interest payable                    94,321                -
    Other liabilities                            7,232              935
                                            ----------        ---------
Net cash from operating activities             (39,131)        (137,721)
                                            ----------        ---------

Cash flows from investing activities
  Capital expenditures on oil and gas
    properties                                       -         (496,220)
                                            ----------        ---------
Net cash from investing activities                   -         (496,220)
                                            ----------        ---------

Cash flows from financing activities
  Repayment of note payable                          -                -
                                            ----------        ---------
Net cash from financing activities                   -                -
                                            ----------        ---------
Net change in cash and cash equivalents        (39,131)        (633,941)

Cash and cash equivalents
  Beginning of period                           39,251        1,334,285
                                            ----------        ---------
  End of period                             $      120       $  700,344
                                            ==========       ==========

Supplemental cash flow information
                                                Three Month ended December 31,
                                                     2014             2013
                                               ---------------    -------------
                                                 (Unaudited)       (Unaudited)

 Interest paid                                    $       -         $ 352,783
 Interest capitalized (non-cash)                          -             3,677
 Noncash investing and financing activities:
 Capital expenditures included in accounts
   payable                                                -          (251,938)
 Issuance of shares for settlement of debt          797,562                 -


  The accompanying notes are an integral part of these consolidated financial statements.

VANGUARD ENERGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

These consolidated financial statements of Vanguard Energy Corporation (Vanguard or the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). In the opinion of management, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. Certain information, accounting policies and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to Securities and Exchange Commission (SEC) rules and regulations. These financial statements should be read along with Vanguard's audited financial statements as of September 30, 2014.

Going Concern -These financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses since its inception and will require capital for future operating activities to take place. The Company's ability to raise funding through the future issuances of debt or common stock is unknown. The obtainment of additional financing, the successful development of a plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern.

Future issuances of the Company's equity or debt securities will be required in order for the Company to finance operations and continue as a going concern. The financial statements do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

As of December 31, 2014, Vanguard's significant accounting policies were consistent with those discussed in the audited financial statements as of September 30, 2014.

Earnings (Loss) Per Share--Basic earnings (loss) per share have been calculated based upon the weighted-average number of common shares outstanding. Diluted earnings per share have been calculated based upon the weighted-average number of common and potential common shares. The calculation of diluted weighted-average shares outstanding for the three-month periods ended December 31, 2014 and 2013 excludes 149,394 and 192,619 shares, respectively, issuable pursuant to outstanding warrants, stock options and debt conversion features because their effect is anti-dilutive.

Reclassifications - Certain amounts previously presented for prior periods have been reclassified to conform to the current presentation. The reclassifications had no effect on net loss, working capital or equity previously reported.

Recently Issued Accounting Pronouncements - Various accounting standards updates have been recently issued, most of which represented technical corrections to the accounting literature or were applicable to specific industries. No new accounting pronouncements have been issued that are likely to have a material impact to the Company's consolidated financial statements.

NOTE 3 - SALE OF OIL AND GAS PROPERTIES/PAYMENT OF CONVERTIBLE NOTES

During 2012, the Company sold $8,254,500 of Convertible Promissory Notes. On March 31, 2014 the Company failed to make the scheduled interest payments on the notes. As a result, the note holders were entitled to declare the notes in default, in which case the principal amount of the notes, plus all accrued and unpaid interest would be immediately due and payable.

The Company's inability to make the interest payment to the note holders was the result of the expenditure of considerable capital to work over some of the Company's wells. The costs of that work far exceeded the Company's expectations and yet the work was required in order to get the wells back into production. This depleted the Company's cash position far below its expectations. Further, although the initial work on those wells was successful in boosting production momentarily, further complications resulted in lower production than anticipated, which was not adequate to replenish the cash expended and enable the Company to make required interest payments.

With a view to paying its note holders, the Company, on June 17, 2014, sold its oil and gas properties to Vast Exploration, Inc. for $5,500,000, after obtaining approvals from the holders of a majority of the Company's outstanding shares of common stock and approvals of a majority of note holders. An impairment charge of $880,213 was recognized during the quarter ended March 31, 2014 for the amount by which the carrying value of the Company's oil and gas properties exceeded the estimated net proceeds from the planned sale. The Company adjusted the impairment charge by $(18,634) during the quarter ended June 30, 2014 based on final closing of the transaction.

The Company used the proceeds from the sale to:

         Pay holders of the convertible notes           $5,259,706
         Purchase the net profits interest held by
            Vanguard Net Profits, LLC                      230,619
         Pay legal and closing costs                         9,675
                                                    --------------
                                                        $5,500,000

A loss on early extinguishment of debt totaling $380,539 was recognized during the quarter ended June 30, 2014 for the write-off of a portion of the debt issuance costs and debt issuance discount associated with the debt repayment.

In consideration for accepting less than the full amount due on the notes, and releasing their lien on the Company's oil and gas properties, holders of notes in the principal of amount of $2,847,857 as a group, agreed to receive 860,380 shares of the Company's stock in payment of the remaining balances on their notes, plus accrued interest. The Company issued the additional shares as payment for the notes and accrued interest in the quarter ended December 31, 2014 and recognized a gain on the extinguishment of this debt totaling $2,570,927.

At December 31, 2014, convertible notes totaling $146,937 remain outstanding together with accrued interest of $22,041.

NOTE 4 - INCOME TAXES

The Company estimates its annual effective income tax rate in recording its quarterly provision for income taxes in the various jurisdictions in which the Company operates. Statutory tax rate changes and other significant or unusual items are recognized as discrete items in the quarter in which they occur. The Company recorded no income tax expense for the three month period ended December 31, 2014 because the Company estimates it will record no income tax expense for the year ended September 30, 2015. The Company has a valuation allowance that fully offsets net deferred tax assets.

NOTE 5 - SUPPLEMENTAL CASH FLOW INFORMATION


                                                 Three Months Ended December 31,
                                                   2014                 2013
                                                   ----                 ----

  Interest paid                                  $     --             $352,783
  Interest capitalized (non-cash)                      --                3,677

  Noncash investing and financing activities:
    Capital expenditures included in accounts
      payable                                          --             (251,938)
      Issuance of shares for settlement of debt   797,562                   --








                                    * * * * *

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATION

We have fully depleted our resources and have no assets of operational value. We are seeking an opportunity to merge with another company that might provide us with operational and financial capabilities to meet unpaid obligations and to justify a market for our stock. Absent achieving such a transaction in the near future, our viability is in doubt.

ITEM 4. CONTROLS AND PROCEDURES.

     (a) We maintain a system of controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended ("1934 Act"), is recorded, processed, summarized and reported within time periods specified in the SEC's rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the 1934 Act is accumulated and communicated to our management, including our Principal Executive and Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of December 31, 2014, our Principal Executive and Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Principal Executive and Financial Officer concluded that our disclosure controls and procedures were effective.

     (b) Changes in Internal Controls. There were no changes in our internal control over financial reporting during the three month period ended December 31, 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.


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

                                         VANGUARD ENERGY CORPORATION


Date: February 18, 2015                  By: /s/ Warren Dillard
                                             ----------------------------
                                              Warren Dillard,
                                              Chief Executive, Financial and
                                                Accounting Officer