Form 10-Q
period 2015-03-31
Vanguard Energy Corp
filed 2015-05-20
CIK 1497649

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

|X| Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange
                                   Act of 1934

                  For the quarterly period ended March 31, 2015

   |_| Transition Report Under Section 13 or 15(d) of the Securities Exchange
                                   Act of 1934

             For the transition period from __________ to __________

                          Commission File Number: None

                           VANGUARD ENERGY CORPORATION
                    ----------------------------------------
             (Exact name of registrant as specified in its charter)

          COLORADO                                27-2888719
------------------------------                --------------------
(State or other jurisdiction                 (I.R.S. Employer
   of incorporation or                        Identification No.)
     organization)

                             2 Blvd Place, Suite 600
                               1700 Post Oak Blvd.
                              Houston, Texas 77056
                   -----------------------------------------
          (Address of principal executive offices, including Zip Code)

                                 (713) 627-2500
                      -----------------------------------
                (Issuer's telephone number, including area code)

                  --------------------------------------------
          (Former name or former address if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes |_| No |X|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of "large accelerated filer," "accelerated filer," "non-accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer |_| Accelerated filer |_| Non-accelerated filer |_| Smaller reporting company |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 973,139 shares of common stock as of March 31, 2015.

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

VANGUARD ENERGY CORPORATION
CONSOLIDATED BALANCE SHEETS


                                                  March 31,     September
                                                                   30,
                    ASSETS                           2015          2014
                                                 -------------  -----------
                                                 (Unaudited)

Current assets
Cash and cash equivalents                           $     32     $  39,251
Other assets
                                                           -        12,500
                                                 -------------  -----------
Total current assets                                      32        51,751

Debt issuance costs                                        -        83,654
                                                 -------------  -----------

Total assets                                        $     32     $ 135,405
                                                 =============  ===========

    LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable                                  $   56,523    $      578
Accrued interest payable
                                                      27,551       702,901
Other liabilities
                                                      16,932         8,600
Current portion of notes payable, net of
discount $- and $71,754                              146,937     2,923,040
                                                 -------------  -----------
Total current liabilities                            247,943     3,635,119

Commitments and contingencies                              -             -

Stockholders' deficit
Preferred stock, $0.00001 par value;
5,000,000 shares
   authorized; none issued or outstanding                  -             -
Common stock, $0.00001 par value; 100,000,000
and 50,000,000
  shares authorized; 973,139 and 127,114
shares issued and
  outstanding                                            973           127
Additional paid-in capital                         6,318,920     5,522,204
Accumulated deficit                               (6,567,804)   (9,022,045)
                                                 -------------  -----------

Total stockholders' deficit                         (247,911)   (3,499,714)
                                                 -------------  -----------

Total liabilities and stockholders' deficit         $     32     $ 135,405
                                                 =============  ===========


   The accompanying notes are an integral part of these consolidated financial statements.

VANGUARD ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS


                                    Three Months Ended      Six Months Ended

                                        March 31                 March 31
                                    2015        2014         2015        2014
                                 ----------  -----------  ----------  ----------
                                 (Unaudited) (Unaudited) (Unaudited) (Unaudited)
Revenues

  Oil and gas sales              $       -     $  790,671  $       -   $ 1,521,937

Costs and expenses

  Lease operating expense                -       292,239           -       497,637

  Production taxes                       -        36,436           -        70,155

  Depreciation, depletion and
   amortization                          -       539,472           -       984,200

  Impairment of O&G properties           -       880,213           -       880,213

  Asset retirement obligation
accretion                                -        13,371           -        29,088
  General and administrative
                                    11,005       312,723      98,035       552,906
                                 ----------  -----------  ----------     ----------
Total costs and expenses            11,005     2,074,454      98,035     3,014,199
                                 ----------  -----------  ----------     ----------

Loss from operations               (11,005)   (1,283,783)    (98,035)   (1,492,262)
                                 ----------  -----------  ----------     ----------

Other income (expense)
   Other income                          -           360           -           792
  Interest income                        -            30           -           234
  Interest expense                  (5,510)     (453,995)    (18,650)     (902,494)

  Furniture and equipment
write-down                               -             -           -       (20,819)

  Gain on debt extinguishment            -             -   2,570,926             -
                                 ----------  -----------  ---------      ----------
Total other income (expense)        (5,510)                2,552,276      (922,287)
                                 ----------  -----------  ----------     ----------

Net Income (Loss) before
income taxes                        (5,510)   (1,737,388)  2,454,241    (2,414,549)

Provision for income taxes               -             -           -             -
                                 ----------  -----------  ----------    ----------

Net Income (Loss)                 $(16,515) $ (1,737,388) $2,454,241   $(2,414,549)
                                 ==========  ===========  ==========    ==========

Income (Loss) per share:

   Basic and diluted              $  (0.02) $     (13.64) $     2.52   $    (18.95)

Weighted average shares
outstanding                        973,139       127,415     973,139       127,415

   The accompanying notes are an integral part of these consolidated financial statements.

VANGUARD ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                            Six Month ended March 31,
                                              2015             2014
                                         ---------------   --------------
                                          (Unaudited)       (Unaudited)
Cash flows from operating activities
  Net Income (loss)                         $ 2,454,241      $(2,414,549)

  Adjustments to reconcile net
income/(loss) to net cash from operating activities:

    Depreciation, depletion and amortization          -          984,200
    Impairment of O&G properties                      -          880,213

    Amortization of debt issuance costs
                                                  4,107          153,914
    Gain on debt extinguishment
                                             (2,677,698)               -
    Asset retirement obligation accretion             -           29,088
    Amortization of debt discount
                                                  3,523          111,752
    Accretion of participation liability
                                                      -         (63,160)
    Furniture and equipment write-down
                                                      -           20,819
    Change in operating assets and liabilities:
      Accounts receivable                             -           62,273
      Other assets                               12,500           (5,807)
      Accounts payable                           55,945            1,653
      Accrued interest payable                   99,830                -
      Other liabilities                           8,332            3,045
                                         ---------------   --------------
Net cash from operating activities              (39,219)        (236,559)
                                         ---------------   --------------

Cash flows from investing activities
  Capital expenditures on oil and gas
properties                                            -         (958,146)
                                         ---------------   --------------
Net cash from investing activities                    -         (958,146)
                                         ---------------   --------------

Cash flows from financing activities
  Repayment of note payable                           -                -
                                         ---------------   --------------
Net cash from financing activities                    -                -
                                         ---------------   --------------
Net change in cash and cash equivalents         (39,219)      (1,194,705)

Cash and cash equivalents
  Beginning of period
                                                 39,251        1,334,285
                                         ---------------   --------------
  End of period                              $       32      $   139,580
                                          =============     =============

VANGUARD ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

Supplemental cash flow information
                                         Six Month ended March 31,
                                              2015            2014
                                         ---------------  --------------
                                          (Unaudited)      (Unaudited)

 Interest paid                               $     -       $   681,669
 Interest capitalized (non-cash)                   -             3,677
 Noncash investing and financing
  activities:
 Capital expenditures included in
   accounts payable                                -           (36,189)
 Issuance of shares for settlement of debt   797,562                 -

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

As of March 31, 2015, Vanguard's significant accounting policies were consistent with those discussed in the audited financial statements as of September 30, 2014.

Earnings (Loss) Per Share--Basic earnings (loss) per share have been calculated based upon the weighted-average number of common shares outstanding. Diluted earnings per share have been calculated based upon the weighted-average number of common and potential common shares. The calculation of diluted weighted-average shares outstanding for the three-month and six-month periods ended March 31, 2015 and 2014 excludes 149,394 and 192,619 shares, respectively, issuable pursuant to outstanding warrants, stock options and debt conversion features because their effect is anti-dilutive.

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

The Company used the proceeds from the sale to:

         Pay holders of the convertible notes           $5,259,706
         Purchase the net profits interest held by
            Vanguard Net Profits, LLC                      230,619
         Pay legal and closing costs                         9,675
                                                       -----------
                                                        $5,500,000

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

At March 31, 2015, convertible notes totaling $146,937 remain outstanding together with accrued interest of $27,551.

NOTE 4 - INCOME TAXES

The Company estimates its annual effective income tax rate in recording its quarterly provision for income taxes in the various jurisdictions in which the Company operates. Statutory tax rate changes and other significant or unusual items are recognized as discrete items in the quarter in which they occur. The Company recorded no income tax expense for the three-month and six-month periods ended March 31, 2015 because the Company estimates it will record no income tax expense for the year ended September 30, 2015. The Company has a valuation allowance that fully offsets net deferred tax assets.







                                    * * * * *

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATION

We have fully depleted our resources and have no assets of operational value. We are seeking an opportunity to merge with another company that might provide us with operational and financial capabilities to meet unpaid obligations and to justify a market for our stock. Absent achieving such a transaction in the near future, our viability is in doubt. As of March 31, 2015 the Company has not been successful in meeting this goal; however, work continues in the effort and we believe that before the end of the current fiscal year a merger or sale of the Company is possible.

ITEM 4.     CONTROLS AND PROCEDURES.

     (a) We maintain a system of controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended ("1934 Act"), is recorded, processed, summarized and reported within time periods specified in the SEC's rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the 1934 Act is accumulated and communicated to our management, including our Principal Executive and Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of March 31, 2015, our Principal Executive and Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Principal Executive and Financial Officer concluded that our disclosure controls and procedures were effective.

     (b) Changes in Internal Controls. There were no changes in our internal control over financial reporting during the three month period ended March 31, 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

                                         VANGUARD ENERGY CORPORATION


Date: May 16, 2015                       By: /s/ Warren Dillard
                                             ----------------------------
                                             Warren Dillard,
                                             Chief Executive, Financial and
                                             Accounting Officer