Form 10-Q
period 2015-06-30
Vanguard Energy Corp
filed 2015-08-10
CIK 1497649

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

|X| Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange
                                  Act of 1934

                  For the quarterly period ended June 30, 2015

[ ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

             For the transition period from __________ to __________

                          Commission File Number: None

                           VANGUARD ENERGY CORPORATION
                      -----------------------------------
             (Exact name of registrant as specified in its charter)

          COLORADO                                   27-2888719
------------------------------             -----------------------------
(State or other jurisdiction                    (I.R.S. Employer
   of incorporation or                          Identification No.)
     organization)

                             2 Blvd Place, Suite 600
                               1700 Post Oak Blvd.
                              Houston, Texas 77056
                        -------------------------------
          (Address of principal executive offices, including Zip Code)

                                 (713) 627-2500
                  --------------------------------------------
                (Issuer's telephone number, including area code)

                          ----------------------------
          (Former name or former address if changed since last report)

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

Large  accelerated  filer [ ]              Accelerated  filer         [ ]
Non-accelerated  filer    [ ]              Smaller reporting company  [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |X| No |_|

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 973,139 shares of common stock as of June 30, 2015.

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

VANGUARD ENERGY CORPORATION
CONSOLIDATED BALANCE SHEETS

                                                   June 30,     September 30,
                    ASSETS                           2015          2014
                                                 -------------  -----------
                                                 (Unaudited)

Current assets

Cash and cash equivalents                             $2,183     $  39,251
Other assets                                               -        12,500
                                                 -----------     ---------
Total current assets                                  $2,183        51,751


Debt issuance costs                                        -        83,654
                                                 -----------     ---------
Total assets                                          $2,183      $135,405
                                                 ===========     =========

    LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable                                  $    9,391      $    578
Accrued interest payable                              33,061       702,901
Other liabilities                                      8,600         8,600
Short term notes payable                              50,000             0
Current portion of notes payable, net of
discount $- and $71,754                              146,937     2,923,040
                                                 -----------    ----------
Total current liabilities                            247,989     3,635,119

Commitments and contingencies                              -             -

Stockholders' deficit
Preferred stock, $0.00001 par value;
  5,000,000 shares authorized; none issued
  or outstanding                                           -             -
Common stock, $0.00001 par value; 100,000,000
  and 50,000,000 shares authorized; 973,139
  and 127,114 shares issued and outstanding              973           127
Additional paid-in capital                         6,318,920     5,522,204
Accumulated deficit                               (6,565,699)   (9,022,045)
                                                 -----------    ----------
Total stockholders' deficit                         (245,806)   (3,499,714)
                                                 -----------    ----------
Total liabilities and stockholders' deficit           $2,183      $135,405
                                                 ===========    ==========




                 The accompanying notes are an integral part of
                    these consolidated financial statements.

VANGUARD ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS


                                   Three Months Ended June 30   Nine Months Ended June 30
                                      2015          2014          2015          2014
                                   -----------  -------------  ----------  ---------------
                                   (Unaudited)   (Unaudited)  (Unaudited)    (Unaudited)
Revenues

  Oil and gas sales                 $      -     $ 154,294     $       -     $ 1,676,231

Costs and expenses
  Lease operating expense                  -        46,408             -         544,045
  Production taxes                         -         7,098             -          77,253
  Depreciation, depletion and
    amortization                           -             -             -         984,200
  Impairment of O&G properties             -       (18,634)            -         861,579
  Asset retirement obligation
    accretion                              -             -             -          29,088
  General and administrative          (7,616)      212,959        90,418         765,865
                                   ---------     ---------     ---------     -----------
Total costs and expenses              (7,616)       90,418       247,831       3,262,030
                                   ---------     ---------     ---------     -----------

Income (Loss) from operations          7,616       (93,537)      (90,418)     (1,585,799)
                                   ---------     ---------     ---------     -----------

Other income (expense)
   Other income                            -         2,721             -           3,512
  Interest income                          -             -             -             233
  Gain on settlement of
participation liability                            171,772                       171,772
Liability                                  -                           -
  Loss on early extinguishment                                         -
   of debt                                        (380,539)                     (380,539)
  Interest expense                    (5,510)     (393,293)      (24,161)     (1,295,786)
  Furniture and equipment
   write-down                              -             -             -         (20,819)
  Gain on debt extinguishment              -             -     2,570,926               -
                                   ---------     ---------     ---------     -----------
Total other income (expense)          (5,510)     (599,339)    2,546,765      (1,521,626)
                                   ---------     ---------     ---------     -----------
Net income (loss) before income
  taxes                                2,106      (692,876)    2,456,347      (3,107,426)

Provision for income taxes                 -             -             -               -
                                   ---------     ---------     ---------     -----------
Net income (loss)                  $   2,106     $(692,876)   $2,456,347     $(3,107,426)
                                   =========    ==========    ==========     ===========
Income (loss) per share:

   Basic and diluted               $    0.00     $   (5.45)   $     2.52     $    (24.45)

Weighted average shares
outstanding:
  Basic and diluted                 973,139        127,114       973,139        127,1140




                 The accompanying notes are an integral part of
                    these consolidated financial statements.

VANGUARD ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                               Nine Month ended June 30,
                                                 2015               2014
                                              -----------       -------------
                                              (Unaudited)        (Unaudited)
Cash flows from operating activities
  Net income (loss)                           $2,456,347         $(3,107,426)
  Adjustments to reconcile net income
   (loss) to net cash from operating
   activities
     Depreciation, depletion and
       amortization                                    -             941,294
     Impairment of O&G properties                      -             861,579
     Gain on settlement of participation
       liability                                       -            (171,772)
     Amortization of debt issuance costs           4,107             223,933
    (Gain) loss on early debt extinguishment  (2,677,698)            380,539
    Asset retirement obligation accretion              -              29,088
    Amortization of debt discount                  3,523             169,145
    Accretion of participation liability               -            (63,160)
    Furniture and equipment write-down                 -              20,819
    Change in operating assets and liabilities:
      Accounts receivable                              -             185,360
      Other assets                                12,500              26,863
      Accounts payable                             8,813             (82,923)
      Accrued interest payable                   105,341                   -
      Short term notes payable                   50,000
      Other liabilities                               -              268,403
                                              ---------          -----------
Net cash from operating activities              (37,068)            (318,258)
                                              ---------          -----------
Cash flows from investing activities
  Capital expenditures on oil and gas
     properties                                       -           (1,012,794)
  Proceeds from sales of O&G properties               -            5,500,000
                                              ---------          -----------
Net cash from investing activities                    -            4,487,206
                                              ---------          -----------
Cash flows from financing activities
  Repayment of note payable                           -           (5,259,706)
  Settlement of participation liability               -             (230,619)
                                              ---------          -----------
Net cash from financing activities                    -           (5,490,325)
                                              ---------          -----------
Net change in cash and cash equivalents         (37,068)          (1,321,377)

Cash and cash equivalents
  Beginning of period                            39,251            1,334,285
                                              ---------          -----------
  End of period                                  $2,183              $12,908
                                              =========          ===========

VANGUARD ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)


                                               Nine Month ended June 30,
                                                 2015               2014
                                              -----------       -------------
                                              (Unaudited)        (Unaudited)
 Supplemental cash flow information:
   Interest paid                              $        -         $   312,111
 Noncash investing and financing
   activities:
    Issuance of shares for settlement
   of debt                                       797,562                   -
   Asset retirement obligations incurred               -              29,088








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

Going Concern - The Company has incurred cumulative net losses since its inception and will require capital for future operating activities to take place. The Company's ability to raise funding through the future issuances of debt or common stock is unknown. The obtainment of additional financing, the successful development of a plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern.

Future issuances of the Company's equity or debt securities will be required in order for the Company to finance operations and continue as a going concern. The financial statements do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

As of June 30, 2015, Vanguard's significant accounting policies were consistent with those discussed in the audited financial statements as of September 30, 2014.

Earnings (Loss) Per Share--Basic earnings (loss) per share have been calculated based upon the weighted-average number of common shares outstanding. Diluted earnings per share have been calculated based upon the weighted-average number of common and potential common shares. The calculation of diluted weighted-average shares outstanding for the three-month and nine-month periods ended June 30, 2015 and 2014 excludes 149,394 and 192,619 shares, respectively, issuable pursuant to outstanding warrants, stock options and debt conversion features because their effect is anti-dilutive.

VANGUARD ENERGY CORPORATION NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


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

The Company used the proceeds from the sale to:

         Pay holders of the convertible notes           $5,259,706
         Purchase the net profits interest held by
            Vanguard Net Profits, LLC                      230,619
         Pay legal and closing costs                         9,675
                                                         ---------
                                                        $5,500,000

A loss on early extinguishment of debt totaling $380,539 was recognized during the quarter ended June 30, 2014 for the write-off of a portion of the debt issuance costs and debt issuance discount associated with the debt repayment.

In consideration for accepting less than the full amount due on the notes, and releasing their lien on the Company's oil and gas properties, holders of notes in the principal of amount of $2,847,857 as a group, agreed to receive 860,380 shares of the Company's stock in payment of the remaining balances on their notes, plus accrued interest. The Company issued the additional shares as payment for the notes and accrued interest in the quarter ended December 31, 2014 and recognized a gain on the extinguishment of this debt totaling $2,570,926.

VANGUARD ENERGY CORPORATION NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

At June 30, 2015, convertible notes totaling $146,937 remain outstanding together with accrued interest of $33,061.

NOTE 4 - INCOME TAXES

The Company estimates its annual effective income tax rate in recording its quarterly provision for income taxes in the various jurisdictions in which the Company operates. Statutory tax rate changes and other significant or unusual items are recognized as discrete items in the quarter in which they occur. The Company recorded no income tax expense for the three-month and nine-month periods ended June 30, 2015 because the Company estimates it will record no income tax expense for the year ended September 30, 2015. The Company has a valuation allowance that fully offsets net deferred tax assets.







                                    * * * * *

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATION

We have fully depleted our resources and have no assets of operational value. We are seeking an opportunity to merge with another company that might provide us with operational and financial capabilities to meet unpaid obligations and to justify a market for our stock. Absent achieving such a transaction in the near future, our viability is in doubt. As of June 30, 2015 the Company has not been successful in meeting this goal; however, work continues in the effort and we believe that before the end of the current fiscal year a merger or sale of the Company is possible.

ITEM 4. CONTROLS AND PROCEDURES.

     (a) We maintain a system of controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended ("1934 Act"), is recorded, processed, summarized and reported within time periods specified in the SEC's rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the 1934 Act is accumulated and communicated to our management, including our Principal Executive and Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of June 30, 2015, our Principal Executive and Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Principal Executive and Financial Officer concluded that our disclosure controls and procedures were effective.

     (b) Changes in Internal Controls. There were no changes in our internal control over financial reporting during the three month period ended June 30, 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.


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

                                         VANGUARD ENERGY CORPORATION


Date: August 7, 2015                     By: /s/ Warren Dillard
                                             ----------------------------
                                             Warren Dillard,
                                             Chief Executive, Financial and
                                             Accounting Officer