Form 10-K
period 2016-09-30
Solar Quartz Technologies Corp
filed 2017-11-17
CIK 1497649

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: None

SOLAR QUARTZ TECHNOLOGIES CORPORATION
(Exact name of registrant as specified in its charter)

COLORADO	27-2888719
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

21 Waterway Ave., Ste. 300 The Woodlands, Texas	77380
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (281) 362-2725

Securities registered pursuant to Section 12(b) of the Act: None.

Title of each class	Name of each exchange on which registered

Securities registered pursuant to Section 12(g) of the Act: None.

___________________

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such filing). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant on September 30, 2017 was approximately $225,116,996

As of September 30, 2017, the registrant had 214,404,889 outstanding shares of common stock. It was also contractually committed to issue an additional 10,021,340 shares of common stock to certain holders or their successors of its common stock prior to July 1, 2017.

Explanatory Note

Solar Quartz Technologies Corporation (“Company”, “we,” “us” or “our”) is filing this Comprehensive Annual Report on Form 10-K for the fiscal years ended September 39, 2016 and 2015 (this “Annual Report”) as part of its efforts to become current in its filing obligations under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Since the Company has not filed its interim financial statements on Forms 10-Q as of, and for the periods ended December 31, 2015, March 31, 2016; June 30, 2016; December 31, 2016, March 31, 2017 and June 30, 2017, as of the date of this Annual Report (being filed by the Company after its due date), the Company is including the interim financial information along with management’s discussion and analysis for the applicable periods in this Annual Report. The Company has determined that it can best provide current and accurate information to investors and shareholders by focusing the Company’s efforts and resources on providing more timely information. Due to various factors more fully described throughout this report, the Company believes the interim financial information for the years ended September 30, 2016 and 2015 contained in this report is not comparable to similar periods in 2014, correspondingly, analysis deemed non critical to the overall mix of information being made available in this Annual Report specifically related to 2014 has been omitted.

Documents Incorporated by Reference: None

2

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements. The Securities and Exchange Commission (the “Commission”) encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This report and other written and oral statements that we make from time to time contain such forward-looking statements that set out anticipated results based on management’s plans and assumptions regarding future events or performance. We have tried, wherever possible, to identify such statements by using words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will” and similar expressions in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, future performance or results of current and anticipated sales efforts, expenses, the outcome of contingencies, such as legal proceedings, and financial results. Factors that could cause our actual results of operations and financial condition to differ materially are discussed in greater detail under Item 1A, “Risk Factors” of this annual report on Form 10-K.

We caution that the factors described herein and other factors could cause our actual results of operations and financial condition to differ materially from those expressed in any forward-looking statements we make and that investors should not place undue reliance on any such forward-looking statements. Further, any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of anticipated or unanticipated events or circumstances. New factors emerge from time to time, and it is not possible for us to predict all of such factors. Further, we cannot assess the impact of each such factor on our results of operations or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

PART I

ITEM 1. BUSINESS.

We were incorporated in Colorado on June 21, 2010. Between February 1, 2011 and June 14, 2014 we were involved in the exploration and development of oil and gas properties in southeast Texas.

We were never able to earn a profit and in January of 2013 we began investigating the possibility of selling our oil and gas properties.

On June 17, 2014 we sold our oil and gas properties to Vast Exploration, Inc..

The sale of our oil and gas properties represented the sale of substantially all of our assets.

On August 19, 2014, a 100-for-1 reverse split of our common stock became effective.

Subsequent Events

On July 1, 2017 the Company authorized an increase in its authorized common shares to 500,000,000 and its authorized preferred shares to 10,000,000.

On July 1, 2017 the company acquired all of the shares of Solar Quartz Technologies Limited, a company incorporated in New Zealand (“SQTNZ”). These shares were purchased from Solar Quartz Technologies, Inc. (“SQTI”). We subsequently changed our name to Solar Quartz Technologies Corporation in Colorado and with FINRA, and have also been cleared by FINRA to use the new trading symbol SQTX. The Company issued 213,402,755 new shares of common stock to SQTI in exchange for 122 (100%) of the common shares of SQTNZ. The issuance of these shares was equivalent to 95% of the Company's shares issued, after we issue an additional 10,021,224 shares of common stock to those holders of our common stock immediately prior to the acquisition. The Company does not anticipate any further reorganization of its common stock. We are currently preparing filing all necessary reports to the SEC with audited financial statements to resume our status as fully reporting with the SEC, and subsequently apply to trade on the more senior OTCQX exchange or NASDAQ.

SQTNZ is a corporation that has had no prior business activity other than being the title owner of the exclusive mining and development rights for two High Purity Quartz (HPQ) Silica deposits known as Quartz Hill (represented by leases ML 30235, ML 30236 and ML 30237) and White Springs (represented by leases ML 30238 and ML 30239) located in North Queensland, Australia. Together they contain deposits in excess of 15 million tons of 99% pure High Purity Quartz which is feedstock in high demand in the marketplace to be used in the production of High Purity Quartz Sand (HPQS) according to independent professional reports.

HPQS is an essential primary material for the manufacture of: Photo-Voltaic (PV) solar panels; Semiconductors; all High-end Electronic products; Fiber Optical cables; Halogen Lamps; HD and LCD television screens; and Epoxy Mounding Compounds (EMC).

Employees and Offices

As of September 30, 2017, we did not have any employees.

Our office is located at 21 Waterway Avenue, Suite 300, The Woodlands, Texas 77380. This a virtual office leased for two years ended June 30, 2019 at a rate of $197 per month.

ITEM 1.A. RISK FACTORS.

Not applicable.

ITEM 1.B. UNRESOLVED STAFF COMMENTS.

Not Applicable

ITEM 2. PROPERTIES.

None.

ITEM 3. LEGAL PROCEEDINGS.

Not applicable

ITEM 4. MINE SAFETY DISCLOSURE.

Not applicable

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock trades in the over-the-counter market under the symbol “SQTX”. Shown below is the range of high and low closing prices for our common stock for the periods indicated as reported by the FINRA. The market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

Quarter Ended	High	Low
December 31, 2014	$1.55	$0.40
March 31, 2015	$2.09	$0.90
June 30, 2015	$1.99	$1.01
September 30, 2015	$1.65	$1.01

December 31, 2015	$1.40	$0.80
March 31, 2016	$1.05	$0.85
June 30, 2016	$3.00	$0.85
September 30, 2016	$1.15	$0.75

December 31, 2016	$1.40	$0.90
March 31, 2017	$2.00	$0.95
June 30, 2017	$0.95	$0.91
September 30, 2017	$2.90	$0.76

Holders of our common stock are entitled to receive dividends as may be declared by the Board of Directors. Our Board of Directors is not restricted from paying any dividends but is not obligated to declare a dividend. No cash dividends have ever been declared and it is not anticipated that cash dividends will ever be paid.

Our Articles of Incorporation authorize our Board of Directors to issue up to 500,000,000 shares of common stock and up to 10,000,000 shares of preferred stock. The provisions in the Articles of Incorporation relating to the preferred stock allow our directors to issue preferred stock with multiple votes per share and dividend rights which would have priority over any dividends paid with respect to the holders of our common stock. The issuance of preferred stock with these rights may make the removal of management difficult even if the removal would be considered beneficial to shareholders generally, and will have the effect of limiting shareholder participation in certain transactions such as mergers or tender offers if these transactions are not favored by our management.

As of September 30, 2017, we had approximately 215 shareholders of record.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As a result of the sale of our oil and gas properties in June of 2014, as discussed in Item 1 of this report, we no longer have any oil and gas assets or related operations during the periods reported herein, resulting in no revenue or revenue related expenses.

During the fiscal year ended September 30, 2015, the Company issued 860,353 shares of common stock in satisfaction of $2,677,698 of convertible debt and 5,970 shares in satisfaction of other payables in the amount of approximately $15,000. This resulted in a reported gain on debt extinguishment of $2,576,890.

During the fiscal year ended September 30,2016, the Company issued 23,025 common shares in satisfaction of $76,190 of convertible debt resulting in $76,190 in gain on debt extinguishment.

Since we have had no field activity since the sale of our oil and gas leases and had only minimal administrative operations during the periods reported herein, a comparison of our financial statements with any prior period would not be meaningful.

With the acquisition of Solar Quartz Technologies Limited we now own significant deposits of High Purity Quartz Silica that we have determined have an aggregate market value of $530,000,000. See Item 1 Business – Subsequent Events for greater details.

Contractual Obligations

Principal balances of our material future contractual obligations as of September 30, 2016 were as follows:

	Total	2016

2012 Convertible notes	$70,747	$70,747
Notes Payable	$85,000	$85,000

Critical Accounting Policies and New Accounting Pronouncements

The Company’s critical accounting policies are as described below

Principles of Consolidation and Basis of Presentation— The consolidated financial statements include the accounts of Solar Quartz Technologies Corporation and its subsidiaries. Solar Quartz’s significant accounting policies are consistent with those discussed in the audited financial statements as of September 30, 2016 and 2015. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Earnings Per Share – Basic earnings per share have been calculated based upon the weighted-average number of common shares outstanding. Diluted earnings per share have been calculated based upon the weighted-average number of common and potential shares.

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

Fair Value Measurements—The carrying value of cash and cash equivalents, accounts receivable, and accounts payable, as reflected in the balance sheets, approximate fair value because of the short-term maturity of these instruments. The estimated fair value of long-term debt was determined by discounting future cash flows using rates currently available to the Company for debt with similar terms and remaining maturities. The Company calculated that the estimated fair value of the long-term debt is not significantly different than the carrying value of the debt. The participation liability associated with outstanding long-term debt was determined by utilizing a present value factor of 10 applied to proved developed reserves associated with the wells drilled with the proceeds of the notes.

Fair value is defined as the price that would be received to sell an asset or price paid to transfer a liability in an orderly transaction between market participants at the measurement date. Inputs used in determining fair value are classified for disclosure purposes according to a hierarchy that prioritizes those inputs based upon the degree to which they are observable. The three levels of the fair-value-measurement hierarchy are as follows:

•	Level 1—Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

•	Level 2—Inputs that reflect quoted prices for identical assets or liabilities in markets that are not active; quoted prices for similar assets or liabilities in active markets; inputs other than quoted prices that are observable for the asset or the liability; or inputs that are derived principally from or corroborated by observable market data by correlation or other means.

•	Level 3—Unobservable inputs reflecting the Company's own assumptions incorporated in valuation techniques used to determine fair value. These assumptions are required to be consistent with market participant assumptions that are reasonably available.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Solar Quartz Technologies Corporation

We have audited the accompanying consolidated balance sheets of Solar Quartz Technologies Corporation as of September 30, 2016 and 2015 and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Solar Quartz Technologies Corp. at September 30, 2016 and 2015, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1 to the consolidated financial statements, the Company sold its oil and gas properties that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ Thayer O’Neal Company, LLC

Thayer O’Neal Company, LLC

Houston, Texas

November 15, 2017

SOLAR QUARTZ TECHNOLOGIES CORPORATION

CONSOLIDATED BALANCE SHEETS

	September 30,	September 30,
	2016	2015
ASSETS

Current assets
Cash and cash equivalents	$35	$5
Other receivables	966	-
Total current assets	1,001	5
Total assets	$1,001	$5

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$48,212	$20,217
Due to related party	3,000	-
Accrued interest payable	36,044	38,571
Accrued liabilities	17,511	10,463
Short term notes payable	85,000	50,000
Other liabilities	92	275
Current portion of notes payable, net of discount $0 and $71,754	70,747	146,937
Total current liabilities	260,606	266,463

Stockholders' deficit
Preferred stock, $0.00001 par value; 5,000,000 shares
authorized; none issued or outstanding	-	-
Common stock, $0.00001 par value; 100,000,000
shares authorized; 1,002,134 and 979,109 shares issued and
outstanding	1,002	979
Additional paid-in capital	6,318,920	6,318,920
Accumulated deficit	(6,579,527)	(6,586,357)

Total stockholders' deficit	(259,605)	(266,458)

Total liabilities and stockholders' deficit	$1,001	$5

The accompanying notes are an integral part of these consolidated financial statements.

SOLAR QUARTZ TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	September 30	September 30
	2016	2015

Revenues	$-	$-
Operating expenses	64,790	109,593

Loss from operations	(64,790)	(109,593)

Other income (expense)
Other income	-	(23,810)
Interest expense	(12,408)	(31,608)
Other interest costs	(7,074)	-
Gain on debt extinguishment	91,102	2,576,890
Total other income (expense)	71,620	2,521,472

Net Income (Loss) before income taxes	6,830	2,411,879

Provision for income taxes	-	-

Net Income (Loss)	$6,830	$2,411,879

Income (Loss) per share:
Basic	$0.00	$2.90
Diluted	$0.00	$2.65

Weighted average shares outstanding	999,392	831,241

The accompanying notes are an integral part of these consolidated financial statements.

SOLAR QUARTZ TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES

IN STOCKHOLDERS' DEFICIT

 For the years ended September 30, 2016 and 2015

	Common Stock		Additional Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance September 30, 2014	115,243	$115	$5,522,216	$(9,022,045)	$(3,499,714)

Return of common stock	(2,484)	(2)	2	-	-
Cancellation of treasury shares	-	-	-	23,810	23,810
Issuance of shares for debt settlement	866,350	866	796,702	-	797,568
Net Income	-	-	-	2,411,879	2,411,879

Balance September 30, 2015	979,109	979	6,318,920	(6,586,357)	(266,458)

Issuance of shares for debt settlement	23,025	23	-	-	23
Net Income	-	-	-	6,830	6,830

Balance September 30, 2016	1,002,134	$1,002	$6,318,920	$(6,579,527)	$(259,605)

The accompanying notes are an integral part of these consolidated financial statements.

SOLAR QUARTZ TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOW

	Year Ended
	2016	2015
Cash flows from operating activities
Net Income (loss)	$6,830	$2,411,878
Adjustments to reconcile net income/(loss)
to net cash from operating activities:
Interest expense	19,455	31,608
Cancellation of treasury shares		23,810
Amortization of debt issuance costs	-	-
Gain on debt extinguishment	(91,101)	(2,576,890)
Other receivables	(966)	12,500
Accounts payable	27,995	25,605
Due to related party	3,000	-
Accrued liabilities	-	(9,432)
Other liabilities	(183)	(8,325)
Net cash from operating activities	(34,970)	(89,246)

Cash flows from financing activities
Issuance of short term note payable	35,000	50,000
Net cash from financing activities	35,000	50,000
Net change in cash and cash equivalents	30	(39,246)
Cash and cash equivalents
Beginning of period	5	39,251
End of period	$35	$5

Amounts paid during the year for:
Interest	-	-
Income taxes	-	-
Supplemental cash flow information
Noncash investing and financing activities:
Issuance of shares for settlement of debt	23,017	866,323

The accompanying notes are an integral part of these consolidated financial statements.

SOLAR QUARTZ TECHNOLOGIES CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

These consolidated audited financial statements of Solar Quartz Technologies Corporation (Solar Quartz or the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). In the opinion of management, these financials statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the interim periods. Certain information, accounting policies and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to Securities and Exchange Commission (SEC) rules and regulations.

The sale of the Company’s oil and gas properties, as explained in Note 3, raised substantial doubt of the Company to continue as a going concern. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation— The consolidated financial statements include the accounts of Solar Quartz Technologies Corporation and its subsidiaries. Solar Quartz’s significant accounting policies are consistent with those discussed in the audited financial statements as of September 30, 2016 and 2015. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

SOLAR QUARTZ TECHNOLOGIES CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The Company is required to file federal income tax returns in the United States and in various state and local jurisdictions. The Company's tax returns filed since inception are subject to examination by taxing authorities in the jurisdictions in which it operates in accordance with the normal statutes of limitations in the applicable jurisdiction.

Earnings Per Share – Basic earnings per share have been calculated based upon the weighted-average number of common shares outstanding. Diluted earnings per share have been calculated based upon the weighted-average number of common and potential shares.

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

Fair Value Measurements—The carrying value of cash and cash equivalents, accounts receivable, and accounts payable, as reflected in the balance sheets, approximate fair value because of the short-term maturity of these instruments. The estimated fair value of long-term debt was determined by discounting future cash flows using rates currently available to the Company for debt with similar terms and remaining maturities. The Company calculated that the estimated fair value of the long-term debt is not significantly different than the carrying value of the debt. The participation liability associated with outstanding long-term debt was determined by utilizing a present value factor of 10 applied to proved developed reserves associated with the wells drilled with the proceeds of the notes.

Fair value is defined as the price that would be received to sell an asset or price paid to transfer a liability in an orderly transaction between market participants at the measurement date. Inputs used in determining fair value are classified for disclosure purposes according to a hierarchy that prioritizes those inputs based upon the degree to which they are observable. The three levels of the fair-value-measurement hierarchy are as follows:

•	Level 1—Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

•	Level 2—Inputs that reflect quoted prices for identical assets or liabilities in markets that are not active; quoted prices for similar assets or liabilities in active markets; inputs other than quoted prices that are observable for the asset or the liability; or inputs that are derived principally from or corroborated by observable market data by correlation or other means.

•	Level 3—Unobservable inputs reflecting the Company's own assumptions incorporated in valuation techniques used to determine fair value. These assumptions are required to be consistent with market participant assumptions that are reasonably available.

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

NOTE 3 – SUBSEQUENT EVENT

On July 1, 2017 the company acquired all of the shares of Solar Quartz Technologies Limited, a company incorporated in New Zealand (“SQTNZ”). These shares were purchased from Solar Quartz Technologies, Inc. (“SQTI”). We subsequently changed our name to Solar Quartz Technologies Corporation in Colorado and with FINRA, and have also been cleared by FINRA to use the new trading symbol SQTX. During July 2017 the Company issued 213,402,755 new shares of common stock to SQTI in exchange for 122 (100%) of the common shares of SQTNZ. The issuance of these shares was equivalent to 95% of the Company's shares issued, after we issue in the future an additional 10,021,224 shares of common stock to those holders of our common stock immediately prior to the acquisition. The Company does not anticipate any further reorganization of its common stock. We plan to apply to trade on the more senior OTCQX exchange or NASDAQ.

SOLAR QUARTZ TECHNOLOGIES CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SQTNZ is a corporation that has no prior business activity other than being the title owner of the exclusive mining and development rights for two High Purity Quartz (HPQ) Silica deposits known as Quartz Hill (represented by leases ML 30235, ML 30236 and ML 30237) and White Springs (represented by leases ML 30238 and ML 30239) located in North Queensland, Australia. Together they contain deposits in excess of 15 million tons of 99% pure High Purity Quartz which is feedstock in high demand in the marketplace to be used in the production of High Purity Quartz Sand (HPQS) according to independent professional reports.

HPQS is an essential primary material for the manufacture of: Photo-Voltaic (PV) solar panels; Semiconductors; all High-end Electronic products; Fiber Optical cables; Halogen Lamps; HD and LCD television screens; and Epoxy Mounding Compounds (EMC).

NOTE 4 – INCOME TAXES

The Company operates in the United States; accordingly, federal and state income taxes have been provided based upon the tax laws and rates of the U.S. The Company has incurred losses since inception and, accordingly has a net operating loss carry forward as of September 30, 2016, of approximately $5,756,365. Since the Company has, on a cumulative basis, experienced net losses for tax purposes, the provisions for income taxes consists of the following:

Description	2016	2015
Tax provision at expected tax rate (35%)	$2,391	$149,083
Impact of permanent differences	-	500
Increase (decrease) to valuation allowance	(2,391)	(149,583)
Income tax provision	$-	$-

NOTE 5 – STOCKHOLDERS' EQUITY

Preferred Stock— In July 2017 the Company increased its authorized preferred stock from 5,000,000 to 10,000,000 shares authorized none issued or outstanding.

Common Stock—In July 2017 the Company increased its authorized common shares from an aggregate of 100,000,000 shares to an aggregate of 500,000,000 shares of common stock with $0.00001 par value.

Treasury Stock— There were 14,355 shares previously accounted for as treasury charged to income as a cancellation of treasury shares for the year ended September 30, 2015.

Common shares of 866,350 and 23,025 were issued in conjunction with the settlement of debt during the years ended September 30, 2016 and 2015, respectively, resulting in increases to common stock of $866 and $23, respectively and additional paid-in capital of $796,702 and $0, respectively.

NOTE 6 – STOCK-BASED COMPENSATION

On January 10, 2011, the Board of Directors approved a Non-Qualified Stock Option Plan (the "Plan") which authorizes the issuance of up to 1,500,000 shares of Company common stock to persons that exercise options granted pursuant to the Plan. The Company's employees, directors, officers, consultants and advisors are eligible to be granted options pursuant to the Plan, provided however, that bona fide services must be rendered by such consultants or advisors, and such services must not be in connection with the offer or sale of securities in a capital-raising transaction. As of September 30, 2017, no options were outstanding.

SOLAR QUARTZ TECHNOLOGIES CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Office Lease – The Company leases a virtual office lease in The Woodlands, Texas until June 30, 2019 at $197 per month..

Contractual Obligations – The Company’s material future contractual obligations by fiscal year as of September 30, 2016 were as follows:

	Total	2016	Thereafter
Convertible notes	$70,747	$70,747	-
Notes Payable	$85,000	$85,000	-

The Company has contractual capital commitments outstanding in the principal balance of $70,474 at September 30, 2016. Accrued interest of $36,044 is due in addition to the principal balance of the Convertible notes.

NOTE 8 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table summarizes the financial liabilities measured at fair value on a recurring basis as of September 30, 2016 and 2015:

Description	Level	September 30, 2016	September 30, 2015
Convertible Notes	1	$70,474	$146,937

NOTE 9 - INTERIM PERIOD DISCLOSURES

Interim period unaudited disclosures for the years ended September 30, 2017 and 2016 are detailed in the following schedules.

The consolidated unaudited balance sheets as of June 30, 2017, March 31, 2017 and December 31, 2016, are detailed below:

ASSETS	June 30, 2017	March 31, 2017	December 31, 2016
Current Assets	(Unaudited)	(Unaudited)	(Unaudited)
Cash and cash equivalents	$66	$68	$98
Total current assets	66	68	98
TOTAL ASSETS	$66	$68	$98
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$62,772	$59,013	$55,030
Accrued interest payable	44,003	41,350	38,696
Accrued liabilities	23,885	21,761	19,635
Short term notes payable	85,000	85,000	85,000
Other liabilities	92	92	92
Current portion of notes payable, net of discount	70,747	70,747	70,747
Total current assets	286,500	277,963	269,201
Commitments and contingencies	-	-	-
Stockholders' Deficit
Preferred stock, $0.00001 par value; 5,000,000 shares authorized; none issued or outstanding	-	-	-
Common stock, $0.00001 par value; 100,000,000 and 50,000,000 shares authorized; 1,002,134 shares issued and outstanding	1,002	1,002	1,002
Additional paid-in capital	6,318,920	6,318,920	6,318,920
Accumulated deficit	(6,606,356)	(6,597,817)	(6,589,025)
Total stockholders' deficit	(286,434)	(277,895)	(269,103)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$66	$68	$98

SOLAR QUARTZ TECHNOLOGIES CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The unaudited consolidated statements of operations for the three and nine-month periods ended June 30, 2016, are detailed in the following schedules:

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
	Three Months Ended June 30		Nine Months Ended June 30
	2017	2016	2017	2016
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue
Oil and gas sales	$-	$-	$-	$-
Costs and expenses
General and administrative	3,788	2,754	12,522	27,549
Total costs and expenses	3,788	2,754	12,522	27,549
Loss from Operations	(3,788)	(2,754)	(12,522)	(27,549)

Other income (expense)
Other income	27	-	27	-
Interest expense	(2,653)	(2,624)	(7,959)	(11,004)
Other interest costs	(2,125)	(2,096)	(6,375)	(3,699)
Gain on debt extinguishment	-	-	-	91,102
Total other income (expense)	(4,751)	(4,720)	(14,307)	76,399

Net Income (Loss) before income taxes	(8,539)	(7,474)	(26,829)	48,850

Provision for income taxes	-	-	-	-

Net Income (Loss)	$(8,539)	$(7,474)	$(26,829)	$48,850
Income (Loss) per share:
Basic and diluted	$(0.01)	$(0.02)	$(0.03)	$0.05

Weighted average shares outstanding	1,002,134	1,002,134	1,002,134	1,002,134

SOLAR QUARTZ TECHNOLOGIES CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The unaudited consolidated statements of operations for the three and six-month periods ended March 31, 2016, are detailed in the following schedules:

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
	Three Months Ended March 31		Six Months Ended March 31
	2017	2016	2017	2016
Revenue	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Oil and gas sales	$-	$-	$-	$-
Costs and expenses
General and administrative	4,014	20,563	8,734	24,795
Total costs and expenses	4,014	20,563	8,734	24,795
Loss from Operations	(4,014)	(20,563)	(8,734)	(24,795)
Other income (expense)
Interest expense	(2,653)	(2,854)	(5,306)	(7,131)
Other interest costs	(2,125)	(1,603)	(4,250)	(2,852)
Gain on debt extinguishment	-	43,382	-	91,102
Total other income (expense)	(4,778)	38,925	(9,556)	81,119
Net Income (Loss) before income taxes	(8,792)	18,362	(18,290)	56,324
Provision for income taxes	-	-	-	-
Net Income (Loss)	$(8,792)	$18,362	$(18,290)	$56,324
Income (Loss) per share:
Basic and diluted	$(0.01)	$0.02	$(0.02)	$0.06
Weighted average shares outstanding	1,002,134	1,002,134	1,002,134	1,002,134

SOLAR QUARTZ TECHNOLOGIES CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The unaudited consolidated statements of operations for the three-month periods ended March 31, 2016 and 2015, are detailed in the following schedules:

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
	Three Months Ended December 31
	2016	2015
Revenue	(Unaudited)	(Unaudited)
Oil and gas sales	$-	$-
Costs and expenses
General and administrative	4,720	4,232
Total costs and expenses	4,720	4,232
Loss from Operations	(4,720)	(4,232)
Other income (expense)
Interest expense	(2,653)	(4,276)
Other interest costs	(2,125)	(1,250)
Gain on debt extinguishment	-	47,720
Total other income (expense)	(4,778)	42,194
Net Income (Loss) before income taxes	(9,498)	37,962
Provision for income taxes	-	-
Net Income (Loss)	$(9,498)	$37,962
Income (Loss) per share:
Basic and diluted	$(0.01)	$0.04
Weighted average shares outstanding	831,241	991,119

SOLAR QUARTZ TECHNOLOGIES CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The unaudited consolidated statements of cash flow for the three and nine-month periods ended June 30, 2017 and 2016, are detailed in the following schedule:

UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS	Nine Months Ended June 30,
	2017	2016
	(Unaudited)	(Unaudited)
Cash flows from Operating Activities
Net Income (loss)	$(26,829)	$48,850
Adjustments to reconcile net income/(loss)
to net cash from operating activities:
Gain on debt extinguishment	-	(76,190)
Change in operating assets and liabilities:
Other assets	966	(966)
Accounts payable	8,560	(6,217)
Due to related party	3,000
Accrued interest payable	7,959	(5,180)
Accrued liabilities	6,374	4,923
Other liabilities	0	(183)
Net cash from operating activities	31	(34,963)

Cash Flows from Financing Activities
Issuance of common stock	-	23
Issuance of short term note payable	-	35,000
Net cash from financing activities	-	35,023

Net Change in Cash and Cash Equivalents	31	60

Cash and Cash Equivalents
Beginning of period	35	5

End of period	$66	$65

SOLAR QUARTZ TECHNOLOGIES CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The unaudited consolidated statements of cash flow for the three and six-month periods ended March 31, 2017 and 2016, are detailed in the following schedule:

UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
	Six Months Ended March 31,
	2017	2016
Cash flows from Operating Activities	(Unaudited)	(Unaudited)
Net Income (loss)	$(67,784)	$56,324
Adjustments to reconcile net income/(loss)
to net cash from operating activities:
Gain on debt extinguishment	-	(76,190)
Change in operating assets and liabilities:
Accounts payable	39,030	(234)
Accrued interest payable	10,584	(7,805)
Accrued liabilities	8,471	2,827
Other liabilities	(208)	25
Net cash from operating activities	(9,907)	(25,053)
Cash Flows from Financing Activities
Issuance of common stock	-	23
Issuance of short term note payable	-	35,000
Net cash from financing activities	-	35,023
Net Change in Cash and Cash Equivalents	(9,907)	9,970
Cash and Cash Equivalents
Beginning of period	9,975	5
End of period	$68	$9,975

SOLAR QUARTZ TECHNOLOGIES CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The unaudited consolidated statements of cash flow for the three and three-month periods ended December 31, 2016 and 2015, are detailed in the following schedules:

UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS	Three Months Ended December 31
	2016	2015
Cash Flows from Operating Activities	(Unaudited)	(Unaudited)
Net Income (loss)	$(9,498)	$37,962
Adjustments to reconcile net income/(loss)
to net cash from operating activities:
Gain on debt extinguishment	-	(39,909)
Change in operating assets and liabilities:
Other assets	966	-
Accounts payable	818	3,586
Due to Related Party	3,000
Accrued interest payable	2,652	(3,547)
Accrued liabilities	2,124	1,250
Other liabilities	-	410
Net Cash from Operating Activities	63	(248)

Cash Flows from Financing Activities
Issuance of common stock	-	12
Net Cash from Financing Activities	-	12

Net Change in Cash and Cash Equivalents	63	(236)
Cash and Cash Equivalents
Beginning of period	35	5
End of period	$98	$(231)

SOLAR QUARTZ TECHNOLOGIES CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The consolidated unaudited balance sheets as of June 30, 2016, March 31, 2016 and December 31, 2015, are detailed below:

UNAUDITED CONSOLIDATED BALANCE SHEETS
ASSETS	June 30, 2016	March 31, 2016	December 31, 2015
	(Unaudited)	(Unaudited)	(Unaudited)
Current Assets
Cash and cash equivalents	$65	$9,975	$-
Other receivables	966	-	-
Total current assets	1,031	9,975	-
Debt issuance costs	-	-	-
TOTAL ASSETS	$1,031	$9,975	$-
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$14,000	$19,983	$23,253
Bank overdraft	-	-	231
Accrued interest payable	33,391	30,766	35,024
Accrued liabilities	15,386	13,290	11,713
Short term notes payable	85,000	85,000	50,000
Other liabilities	92	300	685
Current portion of notes payable, net of discount $- and $71,754	70,747	70,747	107,028
TOTAL CURRENT LIABILITIES	218,616	220,086	227,934
Commitments and contingencies	-	-	-
STOCKHOLDERS’ DEFICIT
Preferred stock, $0.00001 par value; 5,000,000 shares authorized; none issued or outstanding	-	-	-
Common stock, $0.00001 par value; 100,000,000 and 50,000,000 shares authorized; 1,002,134 and 979,109 shares issued and outstanding	1,002	1,002	991
Additional paid-in capital	6,318,920	6,318,920	6,318,920
Accumulated deficit	(6,537,507)	(6,530,033)	(6,547,845)
Total stockholders' deficit	(217,585)	(210,111)	(227,934)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,031	$9,975	$-

SOLAR QUARTZ TECHNOLOGIES CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The unaudited consolidated statements of operations for the three and nine-month periods ended June 30, 2016 and 2015, are detailed in the following schedules:

CONSOLIDATED STATEMENTS OF OPERATIONS
	Three Months Ended June 30		Nine Months Ended June 30
	2016	2015	2016	2015
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
REVENUE
Oil and gas sales	$-	$-	$-	$-

Costs and expenses
General and administrative	2,754	11,005	27,549	90,419
Total costs and expenses	2,754	11,005	27,549	90,419

Loss from Operations	(2,754)	(11,005)	(27,549)	(90,419)

Other Income (Expense)
Other income	-	-	-	-
Interest income	-	-	-	-
Interest expense	(2,624)	(5,510)	(11,004)	(24,161)
Other interest costs	(2,096)	-	(3,699)	-
Gain on debt extinguishment	-	-	91,102	2,570,926
Total other income (expense)	(4,720)	(5,510)	76,399	2,546,765

Net Income (Loss) before income taxes	(7,474)	(5,500)	48,850	2,456,346

Provision for income taxes	-	-	-	-

Net Income (Loss)	$(7,474)	$(16,515)	$48,850	$2,456,346

Income (Loss) per share:
Basic and diluted	$0.02	$(0.02)	0.06	$2.52

Weighted average shares outstanding	1,002,134	973,139	996,650	973,139

SOLAR QUARTZ TECHNOLOGIES CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The unaudited consolidated statements of operations for the three and six-month periods ended March 31, 2016 and 2015, are detailed in the following schedules:

CONSOLIDATED STATEMENTS OF OPERATIONS
	Three Months Ended March 31		Six Months Ended March 31
	2016	2015	2016	2015
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue
Oil and gas sales	$-	$-	$-	$-

Costs and expenses
General and administrative	21,113	11,005	24,795	98,035
Total costs and expenses	21,113	11,005	24,795	98,035

Loss from Operations	(21,113)	(11,005)	(24,795)	(98,035)

Other Income (Expense)
Interest expense	(2,854)	(5,510)	(7,131)	(18,650)
Other interest costs	(1,603)	-	(2,852)	-
Gain on debt extinguishment	43,382	-	91,102	2,570,926
Total other income (expense)	38,925	(5,510)	81,119	2,552,276

Net Income (Loss) before income taxes	17,812	(5,500)	56,324	2,454,241

Provision for income taxes	-	-	-	-

Net Income (Loss)	$17,812	$(16,515)	$56,324	$2,454,241

Income (Loss) per share:
Basic and diluted	$0.02	$(0.02)	$0.06	$2.52

Weighted average shares outstanding	1,002,134	973,139	996,650	973,139

SOLAR QUARTZ TECHNOLOGIES CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The unaudited consolidated statements of operations for the three-month periods ended March 31, 2016 and 2015, are detailed in the following schedules:

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
	Three Months Ended December 31
	2015	2014
Revenue	(Unaudited)	(Unaudited)
Oil and gas sales	$-	$-

Costs and expenses
General and administrative	3,682	87,030
Total costs and expenses	3,682	87,030

Loss from Operations	(3,682)	(87,030)

Other Income (Expense)
Interest expense	(5,526)	(13,140)
Gain from extinguishment of debt	47,720	2,570,927
Total other income (expense)	42,194	2,557,787

Net Income (Loss) before income taxes	38,512	2,470,757
Provision for income taxes	-	-

Net Income (Loss)	$38,512	$2,470,757

Income (Loss) per share:
Basic and diluted	$0.04	$2.54
Weighted average shares outstanding (2)	989,291	973,139

SOLAR QUARTZ TECHNOLOGIES CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The unaudited consolidated statements of cash flow for the nine-month periods ended June 30, 2016 and 2015, are detailed in the following schedules:

CONSOLIDATED STATEMENT OF CASH FLOWS
	Nine Months Ended June 30,
	2016	2015
Cash Flows from Operating Activities	(Unaudited)	(Unaudited)
Net Income (loss)	$48,850	$2,456,346
Adjustments to reconcile net income/(loss)
to net cash from operating activities:
Amortization of debt issuance costs	-	4,107
Gain on debt extinguishment	(76,190)	(2,677,698)
Amortization of debt discount	-	3,523
Change in operating assets and liabilities:
Other assets	(966)	12,500
Accounts payable	(6,217)	8,813
Accrued interest payable	(5,180)	105,341
Accrued liabilities	4,923	-
Other liabilities	(183)	-
Net Cash from Operating Activities	(34,963)	(87,068)

Cash Flows from Financing Activities
Issuance of common stock	23	-
Issuance of short term note payable	35,000	50,000
Net Cash from Financing Activities	35,023	50,000

Net Change in Cash and Cash Equivalents	60	(37,068)
Cash and Cash Equivalents
Beginning of period	5	39,251
End of period	$65	$2,183

SOLAR QUARTZ TECHNOLOGIES CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The unaudited consolidated statements of cash flow for the three and six-month periods ended March 31, 2016 and 2015, are detailed in the following schedule:

UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
	Six Month Ended March 31,
	2016	2015
Cash Flows from Operating Activities	(Unaudited)	(Unaudited)
Net Income (loss)	$56,324	$2,454,241
Adjustments to reconcile net income/(loss)
to net cash from operating activities:
Amortization of debt issuance costs	-	4,107
Gain on debt extinguishment	(76,190)	(2,677,698)
Amortization of debt discount	-	3,523
Change in operating assets and liabilities:
Other assets	-	12,500
Accounts payable	(234)	55,945
Accrued interest payable	(7,805)	99,831
Accrued liabilities	2,827	-
Other liabilities	25	8,332
Net Cash from Operating Activities	(25,053)	(39,219)

Cash Flows from Investing Activities
Capital expenditures on oil and gas properties	-	-
Net Cash from Investing Activities	-	-

Cash Flows from Financing Activities
Issuance of common stock	23	-
Issuance of short term note payable	35,000	-
Net Cash from Financing Activities	35,023	-

Net Change in Cash and Cash Equivalents	9,970	(39,219)

Cash and Cash Equivalents
Beginning of period	5	39,251

End of period	$9,975	$32

SOLAR QUARTZ TECHNOLOGIES CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The unaudited consolidated statements of cash flow for the three-month periods ended December 31, 2016 and 2015, are detailed in the following schedule:

UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
	Three Month Ended December 31,
	2015	2014
Cash Flows from Operating Activities	(Unaudited)	(Unaudited)
Net Income (loss)	$38,512	$2,470,757
Adjustments to reconcile net income/(loss)
to net cash from operating activities:
Amortization of debt issuance costs	-	4,107
Gain on debt extinguishment	-	(2,677,698)
Amortization of debt discount	(39,897)	3,523
Change in operating assets and liabilities:
Other assets	-	12,500
Accounts payable	3,036	46,127
Accrued interest payable	(3,547)	94,321
Accrued liabilities	1,250	-
Other liabilities	410	7,232
Net Cash from Operating Activities	(236)	(39,131)

Cash Flows from Investing Activities
Purchase of furniture and equipment	-	-
Capital expenditures on oil and gas properties	-	-
Net Cash from Investing Activities	-	-

Cash Flows from Financing Activities
Repayment of note payable	-	-
Net Cash from Financing Activities	-	-

Net Change in Cash and Cash Equivalents	(236)	(39,131)

Cash and Cash Equivalents
Beginning of period	5	39,251

End of period	$(231)	$120

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

An evaluation was carried out under the supervision and with the participation of our management, including our Principal Executive and Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-K. Disclosure controls and procedures are procedures designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-K, is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and is communicated to our management, including our Principal Executive and Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our management concluded that, as of September 30, 2016, our disclosure controls and procedures were not effective.

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

Warren Dillard, our Principal Executive and Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of September 30, 2017 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework (1992). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls.

Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of September 30, 2016. Material weaknesses are inherent when we are unable to file current and periodic reports with the SEC as required by regulation. This limitation resulted from a general lack of financial support and resources in accounting and financial reporting systems to enable us to provide accurate reports on a timely basis

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management is in the process of addressing the underlying causes for our weaknesses in internal control. We plan to raise both debt and equity capital in the near future and to use those resources to engage outside consultants to assist with the processing of date and drafting financial reports on a timely basis in future reporting periods.

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

Name	Age	Position

Warren Dillard	75	President, Chief Executive, Financial and Accounting Officer and a Director

Steven M. Powers	75	Vice President of Business Development, Secretary and a Director

Roger T. May	71	Director

David AB Halstead	70	Director

Michael Selsman	80	Director

The principal occupations of our officers and directors during the past several years are as follows:

Warren M. Dillard has been our President, Chief Executive, Financial and Accounting Officer and a director since June 2010. Since February 2011 Mr. Dillard has been our Principal Financial and Accounting Officer. He has previously managed mutual funds with the American Funds group of funds, was CFO of Pepperdine University and has been active in the development of numerous early stage companies in a variety of industries. Since 2005, Mr. Dillard has served as the President and a director of Enercor, Inc., a private corporation involved in oil and gas exploration and development in the western United States. Since the spring of 2010, Mr. Dillard’s involvement with Enercor has been minimal. Mr. Dillard holds a degree in Accounting from Texas A & M University and an MBA in Finance from the Harvard Business School.

Steven M. Powers has been a director since June 2010. Since February 2011, Mr. Powers has been our Vice President of Business Development and our Secretary. Since 2005, Mr. Powers has served as Chief Executive Officer, Chairman and a director of Enercor, Inc., a private corporation involved in oil and gas exploration and development. Prior to his association with Enercor, Mr. Powers was a real estate developer. Mr. Powers earned a degree in philosophy from the University of California at Santa Barbara as well as an MBA from the University of California at Los Angeles.

Roger May has been a director since July 1, 2017. Mr. May has extensive international business experience over the last 40 years, resided in the USA for 22 years, returning to Australia September 2001. Recognized Expert in "start-up" enterprises from inception to fully operational commercial ventures. He has overcome obstacles with great ability, tenacity, flexibility and creative initiative. Acknowledged visionary and creator combined with strong implementation skills. He has excellent capital raising skills in tens of millions of dollars. He has been Founder, Chairman & CEO of five (5) publicly listed companies in the USA and Australia. He resided in the USA for 22 years. He has founded several high-tech. communications and mineral resource development companies. Presently focused on Global commercialization of primary component material essential in manufacture of PV Solar panels, Semi-conductor, and all high-end electronics in the USA and Australia.

David A B Halstead has been a director since July 1, 2017. David has a wide range of corporate, secretarial and trusts experience, in both offshore and onshore companies. In 1973 he became a partner in a local chartered accounting firm and in 1984 a principal in the Hong Kong office of Coopers & Lybrand [now PWC] specializing in international corporate and secretarial services, and offshore tax structures. Upon his return to Auckland in 1994, he established and operated, several integrated medical centers, a surgical hospital in Auckland and a state of the art diagnostic center. He then spent 3 years working with World Vision fund raising for its micro finance arm “Vision Fund” involved with the capitalization and establishment of Vision Fund Cambodia. Reflecting his interest in health care delivery, in 2003 to this day, he became, and is a Trustee of the New Zealand based international medical aid charity, Medical Aid Abroad. Since 2006, David has acted as a director, company secretary and treasurer for a group of international clients. Contemporaneously he established and operated, until recently, a unique world-first web based joint venture service for the New Zealand Government processing immigration medicals online in a secure platform through a company called NZimed Limited. He is a director of an immigration sector “lead generation” company, Leadgen Matrix Ltd, Business Epic Ltd, a company focused on assisting baby boomer SME owner operators maximise their business exit strategies and value, and Asia Capital (China) Ltd, a NZ registered Financial Services Provider facilitating investment into Australia and New Zealand. He is a director of several Hong Kong and Singapore companies as well as other NZ entities. Mr. Halstead was educated at Kings College, Auckland, the son of a former New Zealand Cabinet Minister and diplomat. He is a graduate of the University of Auckland with a Bachelor of Commerce and further qualifications in accounting and taxation.”

Michael Selsman has been a director since July 17, 2017. Mr. Selsman, as principal of Public Communications Company, Beverly Hills, CA, represents publicly traded companies as a consultant in both public relations and investor relations. He is a Director of Gawk, Inc. and is CEO of Archer Entertainment Media Communications, Inc. He also researches and writes due diligence reports for brokerages, public and private companies (www.publiccommunicationsco.com). He is also a partner in Troika Publishing Media, a digital new media company. He entered the entertainment industry with 20th Century-Fox in New York City, and was subsequently hired by Paramount Pictures as East Coast Publicity manager. In Hollywood, he became a public relations executive for motion picture actors, directors and writers. As a talent agent at Artists Agency (now ICM), he structured arrangements for prominent films and TV series. Becoming a producer, he re-joined 20th Century-Fox, and then MGM, and became an independent producer making films in various states. He has recently published his autobiography, “All is Vanity”. He has been a talent agent with Artist Agency Corporation (now ICM) participating in many highly regarded television series and talent. He has provided investor relations counsel to numerous publicly traded companies. Mr. Selsman has served on the boards of a number of major charities and lectured at most of the major universities in the Los Angeles area.

We believe that each of our directors’ experience in high quality minerals and/or business development qualifies him to serve as one of our directors.

Warren Dillard acts as our Principal Financial Officer.

We have adopted a code of ethics applicable to our principal executive, financial and accounting officers and persons performing similar functions.

ITEM 11. EXECUTIVE COMPENSATION

The following table summarizes the compensation received by our principal executive and financial officers during the two years ended September 30, 2016.

Name and	Fiscal		Other
Principal Position	Year	Salary (1)	Compensation (2)	Total

Warren Dillard	2016	$3,000	-	$3,000
President, Principal	2015	$20,000	-	$20,000
Financial and Accounting
Officer

Steven M Powers	2016	-	-	-
Vice President, Business	2015	-	-	-

________________

(1)	The dollar value of base salary (cash and non-cash) earned.

(2)	All other compensation received that could not be properly reported in any other column of the table.

Long-Term Incentive Plans. We do not provide our officers or employees with pension, stock appreciation rights, long-term incentive or other plans.

Employee Pension, Profit Sharing or other Retirement Plans. We do not have a defined benefit, pension plan, profit sharing or other retirement plan, although we may adopt one or more of such plans in the future.

Compensation of Directors During Year Ended September 30, 2016. During the year ended September 30, 2016, we did not compensate our directors for acting as such.

Compensation Committee Interlocks and Insider Participation. During the year ended September 30, 2016, none of our officers was also a member of the compensation committee or a director of another entity, which other entity had one of its executive officers serving as one of our directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table shows the beneficial ownership of our common stock, as of September 30, 2017 by (i) each person whom we know beneficially owns more than 5% of the outstanding shares of our common stock, (ii) each of our officers, (iii) each of our directors, and (iv) all the officers and directors as a group. Unless otherwise indicated, each owner has sole voting and investment powers over his shares of common stock. Unless otherwise indicated, beneficial ownership is determined in accordance with the Rule 13d-3 promulgated under the Securities and Exchange Act of 1934, as amended, and includes voting or investment power with respect to shares beneficially owned.

	Number of Shares
	Beneficially		Percentage
Name and Address of Beneficial Owner	Owned		of Class
Warren M. Dillard
21 Waterway Ave., Ste. 300
The Woodlands, TX 77380	--		--

Steven M. Powers	7,750	(1)	0.03%
2426 Topanga Canyon Blvd.
Topanga, CA 90290

Roger May
96 Margaret Street
Macedon 3440 Australia

David AB Halstead
758 Moleworth Drive
Mangawhai 0505
New Zealand

Michael Selsman
433 N. Camden Dr., Suite 400
Beverly Hills, CA 90212

All officers and directors as a group (5 persons)	7,750		0.03%

______________

(1) Mr. Powers is entitled to the issuance of an additional 77,500 shares pursuant to the Purchase and Sale Agreement in which the Company purchased the shares of Solar Quartz Technologies Limited on July 1, 2017 as reported in the Company’s Form 8-K filing on July 11, 2017.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

None.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Briggs & Veselka Co. provided certain audit related services during the year ended September 30, 2015. Thayer O’Neal Company, LLC was engaged to audit our financial statements for the years ended September 30, 2015 and September 30, 2017 in September of 2017. The following table shows the fees billed to us for the periods presented by Briggs & Veselka.

	Year Ended	Year Ended
	September 30, 2016	September 30, 2015
Audit Fees	$-	$-
Audit-Related Fees	$14,225	$16,337
Tax Fees	$5,908	$18,058

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibits

The following exhibits were filed with the company’s Registration Statement in 2011:

3.1*	Articles of Incorporation
3.2**	Amendment to Articles of incorporation
3.3*	Bylaws
10.10*	Form of Convertible Note
14*	Code of Ethics
21*	Subsidiaries
31	Rule 13a-14(a) Certifications
32	Section 1350 Certifications

The following exhibit was filed with the company’s Form 8-K on July 11, 2017:

Amendment to Articles of Incorporation

___________________

*	Incorporated by reference to the same exhibit filed with the Company’s Registration Statement on Form S-1 (File # 333-174194).
**	Incorporated by reference to the same exhibit filed with the Company’s Form 8-K (File #333-174194).

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 16th day of November, 2017.

SOLAR QUARTZ TECHNOLOGIES CORPORATION

By:	/s/ Warren M. Dillard
Warren Dillard, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of l934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/s Warren Dillard	Principal Executive, Financial and	November 16, 2017
Accounting Officer and Director

/s/s Steven Powers	Secretary, Director	November 16, 2017
Steven M. Powers

