Form 10-K
period 2017-09-30
Solar Quartz Technologies Corp
filed 2018-01-16
CIK 1497649

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: None

SOLAR QUARTZ TECHNOLOGIES CORPORATION
(Exact name of registrant as specified in its charter)

COLORADO	27-2888719
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

21 Waterway Ave., Ste. 300 The Woodlands, Texas	77380
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (281) 362-2725

Securities registered pursuant to Section 12(b) of the Act: None.

Title of each class	Name of each exchange on which registered

Securities registered pursuant to Section 12(g) of the Act: None.

___________________

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such filing). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes ☐ No ☒

The aggregate market value of the voting stock, including contractual rights to receive additional stock at a future date, held by non-affiliates of the registrant on September 30, 2017 was approximately $11,574,647.

As of September 30, 2017, the registrant had 224,426,229 outstanding shares of common stock.

Documents Incorporated by Reference: None

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

PART I

ITEM 1. BUSINESS.

We were incorporated in Colorado on June 21, 2010 as Vanguard Energy Corporation (Vanguard) and until June 2014 were involved in the exploration and development of oil and gas properties in southeast Texas. We were never able to earn a profit and in January of 2013 we began investigating the possibility of selling our oil and gas properties. The sale of our oil and gas properties represented the sale of substantially all our assets in June of 2014.

On August 19, 2014, a 100-for-1 reverse split of our common stock became effective.

The following history of events describes how the current entity Solar Quartz Technology Corporation acquired its subsidiary Solar Quartz Technologies Limited and all entities described below other than Vanguard were entities under common control.

On June 20, 2016, SQTNZ agreed to acquire Solar Quartz Technologies Pte. Ltd., A Singapore Corporation, (SQTSG) in a transfer of shares or a swap for 122 shares (100%). SQTSG (formerly known as Auzsolar Pte. Ltd.) held ownership of quartz mineral rights.

On October 1, 2016, Australian Oil and Gas Holdings, Inc., our parent company, (AOGH), (formerly known as Anasazi Energy Corporation (ANSZ) and subsequently known as Solar Quartz Technologies, Inc. (SQTI)), entered into a Reorganization and Stock Purchase Agreement and acquired Solar Quartz Technologies Limited., a New Zealand Corporation, (SQTNZ). AOGH issued 201,182,000 shares (95%) in exchange for 100% of SQTNZ shares outstanding.

On July 1, 2017, Vanguard acquired SQTNZ from SQTI in a share exchange wherein Vanguard issued 213,402,755 new shares of common stock to SQTI in exchange for 122 (100%) of the common shares of SQTNZ. The assets acquired in this exchange were reflected in our financial statements at SQTI’s historical cost basis of $30,000 as it was considered an acquisition of assets from entities under common control. The issuance of these shares was equivalent to 95% of the Company’s shares issued, as we committed to issue an additional 10,021,224 shares to those holders of our common stock immediately prior to the acquisition. These actions resulted in a total of 224,426,229 shares outstanding.

SQTNZ is a corporation that has no prior business activity other than being the title owner of the exclusive mining and development rights for two High Purity Quartz (HPQ) deposits known as Quartz Hill (represented by leases ML 30235, ML 30236 and ML 30237) and White Springs (represented by leases ML 30238 and ML 30239) located in North Queensland, Australia.

HPQS is an essential primary material for the manufacture of: Photo-Voltaic (PV) solar panels; Semiconductors; all High-end Electronic products; Fiber Optical cables; Halogen Lamps; HD and LCD television screens; and Epoxy Mounding Compounds (EMC).

On July 1, 2017 the Company increased its authorized common shares to 500,000,000 and its authorized preferred shares to 10,000,000.

On July 1, 2017 the company acquired all of the shares of Solar Quartz Technologies Limited, a company incorporated in New Zealand (“SQTNZ”). These shares were purchased from Solar Quartz Technologies, Inc. (“SQTI”). We subsequently changed our name to Solar Quartz Technologies Corporation in Colorado and with FINRA, and have also been cleared by FINRA to use the new trading symbol SQTX. The Company issued 213,402,755 new shares of common stock to SQTI in exchange for 122 (100%) of the common shares of SQTNZ. The issuance of these shares was equivalent to 95% of the Company’s shares issued, after we committed to issue an additional 10,021,224 shares of common stock to those who were holders of our common stock immediately prior to the acquisition which is required by the share exchange agreement. The Company does not anticipate any further reorganization of its common stock. We will soon seek to apply to trade on the more senior OTCQX exchange or NASDAQ.

SQTNZ is a corporation that has had no prior business activity other than being the title owner of the exclusive mining and development rights for two High Purity Quartz (HPQ) Silica deposits known as Quartz Hill (represented by leases ML 30235, ML 30236 and ML 30237) and White Springs (represented by leases ML 30238 and ML 30239) located in North Queensland, Australia. Based on resource estimates prepared by I J M Wilson, ARMIT, MAIG, a qualified resource appraiser in Australia. The report is prepared in accordance with standards established by Australasian Code for Reporting of Exploration Results, Mineral Resources and Ore Reserves (JORC Code 204). Together they contain deposits more than 15 million tons of 99% pure High Purity Quartz which is feedstock in high demand in the marketplace to be used in the production of High Purity Quartz Sand (HPQS) according to independent professional reports. Based on preliminary, independent valuation studies, previously obtained offers for purchase of the raw materials and other considerations, the Board of Directors of the Company believes the net present value of the recoverable deposits to be $530 million. The valuation of these resources included consideration of the current market prices for the materials when mined and processed, the cost of mining the quartz deposits, mining recovery obligations, pre-processing and refining costs on a net present value basis.

HPQS is an essential primary material for the manufacture of: Photo-Voltaic (PV) solar panels; Semiconductors; all High-end Electronic products; Fiber Optical cables; Halogen Lamps; HD and LCD television screens; and Epoxy Mounding Compounds (EMC).

We are currently seeking capital to build a Stage One pre-processing plant to upgrade the HPQ to be salable as feedstock for numerous high-tech applications. We plan to build that plant in Townsville, Queensland, Australia, near the mine site, and a major port city where the upgraded product can easily be shipped to any user in the world. The current estimated cost of the facility, plus operating capital, is approximately $10 million to build and equip. Upon completion, that facility will be able to upgrade the raw quartz to a High Purity Quartz Sand (HPQS) purity level that meets significant world-wide demand for use in the manufacture of PV Solar Panels, Semiconductors and all high-end electronics.

Following the establishment of the pre-processing plant, we plan to build a further upgrading (Stage Two) facility to upgrade the feedstock SQS from the pre-processing facility to HPQS, the highest quality quartz sand necessary for the manufacture of PV solar panels and high-end electronics, fiber optics, semiconductors and microchips. That facility will cost an additional $28 million to construct and equip it with necessary equipment including a “clean room” and commercial scale processing equipment. HPQS is an essential material for this process and the essential solar crucibles, as it shares the same element (Si) and is almost non-reactive, assuring high quality silicon ingots. Apart from this, High Purity Quartz (HPQ) also finds primary applications in advanced lighting, telecom, optic and microelectronics industries. HPQS Powers are required for epoxy molding compound (EMC) used in manufacture of most semiconductors, and the fast-growing auto electronics sector.

Active discussions with potential end user investor partners who can provide the funding for both facilities is ongoing.

Employees and Offices

As of September 30, 2017, we did not have any employees.

Our office is located at 21 Waterway Avenue, Suite 300, The Woodlands, Texas 77380. This a virtual office leased for two years ended June 30, 2019 at a rate of $197 per month.

ITEM 1.A. RISK FACTORS.

Not applicable.

ITEM 1.B. UNRESOLVED STAFF COMMENTS.

Not Applicable

ITEM 2. PROPERTIES.

As described Item 1 Business above, the Company’s subsidiary, Solar Quartz Technologies Limited, is the sole title owner of the exclusive mining and development rights for two High Purity Quartz (HPQ) Silica deposits known as Quartz Hill (represented by leases ML 30235, ML 30236 and ML 30237) and White Springs (represented by leases ML 30238 and ML 30239) located in North Queensland, Australia. Based on independent expert reports, together they are estimated to contain deposits in excess of 15 million tons of 99% pure High Purity Quartz (HPQ) which is feedstock that when refined, is in high demand in the marketplace to be used in the production of High Purity Quartz Sand (HPQS). HPQS is a core ingredient in the production in crucibles for the manufacture of Photo-Voltaic Solar Cells as well as high-end microchips.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes, and other financial information included in this Form 10-K. Our Management’s Discussion and Analysis contains not only statements that are historical facts, but also statements that are forward-looking. Forward-looking statements are, by their very nature, uncertain and risky. Although the forward-looking statements in this Report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by them. Consequently, and because forward-looking statements are inherently subject to risks and uncertainties, the actual results and outcomes may differ materially from the results and outcomes discussed in the forward-looking statements. You are urged to carefully review and consider the various disclosures made by us in this report as we attempt to advise interested parties of the risks and factors that may affect our business, financial condition, and results of operations and prospects.

Overview

As a result of the sale of Vanguard’s (VNGE) oil and gas properties in June of 2014, as discussed in Item 1 of this report, we no longer had any oil and gas assets or related operations during the periods reported through June 30, 2017, resulting in no revenue or revenue related expenses. Further, in spite of the significant acquisition on July 1, 2017, the asset has not yet begun to be exploited, thus we continued through the end of the period reported to have no revenue or revenue related expenses.

During the fiscal year ended September 30, 2016, the Company issued 23,025 common shares in satisfaction of $76,190 of convertible debt resulting in $76,190 in gain on debt extinguishment.

New Business Activities

With the acquisition of Solar Quartz Technologies Limited we now own mining exploration and development rights to significant deposits of High Purity Quartz that we have determined in our evaluation of independent reports and considered judgment to have an aggregate market value of $530,000,000. The reserves are adequate to provide the Company with adequate resources for 25-30 years of production. See Item 1 Business for greater details.

We are currently actively securing interim working capital in order to complete mining plans and build a pre-processing plant in Townsville, North Queensland, Australia, build upon our already significant management team and market HPQ and HPQS to established markets with whom our management team have had prior relationships. These organizational efforts will also include securing significant new capital for the acquisition of a site and the building of the pre-processing plant. Upon completion, that plant will enable the Company to upgrade its newly mined HPQS to a higher level of purity (HPQS) that has a significant world-wide demand for use in the production of advanced PV solar Panels and all high-end electronics, lighting, telecom, optic and microelectronics. Failure to secure these financings will have a negative impact on the Company’s ability to continue as a going concern.

Results of Operations

For the fiscal years ended September 30, 2016 and September 30,2017 we generated no revenues, and thus no cost of sales or gross profits.

For the fiscal years ended September 30, 2016 and September 30, 2017, we incurred $64,790 and $142,834 respectively in operating expenses. This represents a 221% increase year over year. The operating expense increases are due to the acquisition of Solar Quartz Technologies Limited, which had much more administrative activity in FY 2017, primarily in the form of professional services and other general and administrative expenses.

For the fiscal year ended September 30, 2016 we recorded other income of $71,620 while in September 30, 2017 we incurred expenses of $17,488. The income in FY 2016 was entirely due to a Gain on Debt Extinguishment of $91,102, offsetting interest expenses totaling $19,482 as against net interest totaling $17,488 in FY 2017.

For the year ended September 30, 2016 we reported net income before taxes of $6,830 while in the fiscal year ended September 30, 2017 we reported a net loss before taxes of $160,322. Since there were no tax obligations in either year, net income / loss in each year was the same as that reported before taxes.

For the fiscal years ended September 30, 2016 and September 30, 2017, our cash increased from $35 to $10,738, all attributable to loans to the company from affiliated and non-affiliated parties to meet expenses. In the fiscal year ended September 30, 2017 we reported $418,755 due to affiliated parties that was an obligation on the books of Solar Quartz Technologies Limited upon its acquisition. Other receivables reported in the fiscal year ended September 30, 2017 was extinguished during the fiscal year ended September 30, 2017.

As of September 30, 2016, we had total current liabilities of $260,606 while as of September 30, 2017, we had total current liabilities of $1,009,674, an increase of 387%. Of that amount, $418,755 was attributable to Solar Quartz Technologies Limited upon its acquisition. Current liabilities increased from $48,212 to $364,009 from September 30, 2016 to September 30, 2017, an increase of 655%, of which $317,648 was attributable to Solar Quartz Technologies Limited. Accrued interest payable increased from $36,044 to $45,000, all attributable to accruals on convertible notes payable.

Liquidity and Capital Resources

As of September 30, 2017, we had $37,628 in total current assets and $1,009,674 in total current liabilities. Accordingly, we had a working capital deficit of $972,046.

Operating activities used $120,821 in cash for the year ended September 30, 2017, as compared with $34,970 for the year ended September 30, 2016, representing an increase of 245% year over year. Our increase in cash used in operating activities was due to increased professional and contract labor costs as a result of the combination of the companies. The increases were attributable to the operating loss of $160,323 for the year ended September 30, 2017 as compared to net income of $6,830 in the fiscal year ended September 30, 2016.

Cash from financing activities in the year ended September 30, 2017, included increases in amounts due to affiliates of $73,155 compared to $3,000 in the year ended September 30, 2016. And the issuance of stock generated $1 in the year ended September 30, 2016 while it used $2,234 in the year ended September 30, 2017.

Contractual Obligations

Principal balances of our material future contractual obligations as of September 30, 2017, were as follows:

	Total	2017

2012 Convertible notes	$70,747	$70,747
Notes Payable	$85,000	$85,000

Critical Accounting Policies and New Accounting Pronouncements

The Company’s critical accounting policies are as described below

Principles of Consolidation and Basis of Presentation— The consolidated financial statements include the accounts of Solar Quartz Technologies Corporation and its subsidiary, Solar Quartz Technologies Limited. Solar Quartz’s significant accounting policies are consistent with those discussed in the audited financial statements as of September 30, 2017 and 2016. All significant intercompany accounts and transactions have been eliminated in consolidation.

The Company’s fiscal year-end is September 30. The financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the accounting and disclosure rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). A summary of the significant accounting policies applied in the preparation of the accompanying financial statements follows.

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

The Company is required to file federal income tax returns in the United States and in various state and local jurisdictions. The Company’s tax returns filed since inception are subject to examination by taxing authorities in the jurisdictions in which it operates in accordance with the normal statutes of limitations in the applicable jurisdiction.

Earnings Per Share – Basic earnings per share have been calculated based upon the weighted-average number of common shares outstanding. Diluted earnings per share have been calculated based upon the weighted-average number of common and potential shares.

Business Combinations – The Company follows the provisions of ASC 805 in accounting for business combinations. Acquisitions under common control are accounted for using the carryover basis of any assets from the acquired company.

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

Fair value is defined as the price that would be received to sell an asset or price paid to transfer a liability in an orderly transaction between market participants at the measurement date. Inputs used in determining fair value are classified for disclosure purposes according to a hierarchy that prioritizes those inputs based upon the degree to which they are observable. The three levels of the fair-value-measurement hierarchy are as follows:

•	Level 1—Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

•	Level 2—Inputs that reflect quoted prices for identical assets or liabilities in markets that are not active; quoted prices for similar assets or liabilities in active markets; inputs other than quoted prices that are observable for the asset or the liability; or inputs that are derived principally from or corroborated by observable market data by correlation or other means.

•	Level 3—Unobservable inputs reflecting the Company’s own assumptions incorporated in valuation techniques used to determine fair value. These assumptions are required to be consistent with market participant assumptions that are reasonably available.

In determining fair value, the Company utilizes observable market data when available, or models that incorporate observable market data. In addition to market information, the Company incorporates transaction-specific details that, in management’s judgment, market participants would take into account in measuring fair value. The Company utilizes the most observable inputs available for the valuation technique employed. If a fair value measurement reflects inputs at multiple levels within the hierarchy, the fair-value measurement of both financial and nonfinancial assets and liabilities are characterized based upon the lowest level of input that is significant to the fair value measurement.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Solar Quartz Technologies Corporation

We have audited the accompanying consolidated balance sheets of Solar Quartz Technologies Corporation as of September 30, 2017 and 2016, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Solar Quartz Technologies Corp. at September 30, 2017 and 2016, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 3 to the consolidated financial statements, the Company sold its oil and gas properties, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ Thayer O’Neal Company, LLC

Thayer O’Neal Company, LLC

Houston, Texas

January 15, 2018

SOLAR QUARTZ TECHNOLOGIES CORPORATION

CONSOLIDATED BALANCE SHEETS

	September 30,	September 30,
	2017	2016

ASSETS
Current Assets:
Cash and cash equivalents	$10,738	$35
Due from Affiliate	26,890
Other receivables		966
Total Current Assets	37,628	1,001

Other Assets:
Furniture & Equipment	92,653
Quartz Deposits	30,000	-

Total assets	$160,280	$1,001

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$364,009	$48,212
Accrued interest payable	45,060	36,044
Accrued liabilities	26,011	17,511
Short term notes payable	85,000	85,000
Other liabilities	92	92
Due to Affiliated Parties	418,755	3,000
Current portion of notes payable, net of discount $- and $71,754	70,747	70,747
Total Current Liabilities	1,009,674	260,606

Stockholders' Deficit
Preferred stock, $0.00001 par value; 50,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.00001 par value; 500,000,000 and 50,000,000 shares authorized; 224,426,229 and 979,109 shares issued and outstanding	2,245	11
Additional paid-in capital	5,888,210	6,319,911
Accumulated deficit	(6,739,849)	(6,579,527)

Total Stockholders' Deficit	(849,394)	(259,605)

Total Liabilities and Stockholders' Deficit	$160,280	$1,001

The accompanying notes are an integral part of these consolidated financial statements.

SOLAR QUARTZ TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ending September 30
	2017	2016

Revenues	$-	$-

Operating Expenses:
Professional Services	95,905
General and administrative	46,929	64,790
Total Operating Expenses	142,834	64,790

Loss from Operations	(142,834)	(64,790)

Other Income (Expenses)
Other income	27	-
Interest income	1	-
Interest expense	(9,016)	(12,408)
Other interest costs	(8,500)	(7,074)
Gain on debt extinguishment		91,102
Total Other Income (Expenses)	(17,488)	71,620

Net Income (Loss) before Income Taxes	(160,322)	6,830

Provision for income taxes	-	-

Net Income (Loss)	$(160,322)	$6,830

Income (Loss) per Share:
Basic and diluted	$(0.00)	$0.01

Weighted average shares outstanding	36,569,260	1,002,134

The accompanying notes are an integral part of these consolidated financial statements.

SOLAR QUARTZ TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES

IN STOCKHOLDERS' DEFICIT

For the years ended September 30, 2017 and 2016

	Common Stock		Additional	Accumulated	Stockholders’
	Shares	Amount	Paid-In Capital	Deficit	Equity

Balance September 30, 2015	979,109	$10	$6,319,889	$(6,586,357)	$(266,458)

Issuance of shares for debt settlement	23,025	1	22	-	23
Net Income	-	-	-	6,830	6,830

Balance September 30, 2016	1,002,134	11	6,319,911	(6,579,527)	(259,605)

Issuance of shares for asset acquisition	223,424,095	2,234	(431,601)	-	(429,467)
Net Income	-	-	-	(160,322)	(160,322)

Balance September 30, 2017	224,426,229	$2,245	$5,888,210	$(6,739,849)	$(849,394)

The accompanying notes are an integral part of these consolidated financial statements.

SOLAR QUARTZ TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOW

Twelve Months ended September 30,

	2017	2016
Cash flows from operating activities
Net Income (loss)	$(160,323)		$6,830
Adjustments to reconcile net income/(loss) to net cash from operating activities:
Interest expense	-		19,455
Gain on debt extinguishment	-		(91,101)
Change in operating assets and liabilities:
Other assets	966		(966)
Accounts payable	35,455		27,995
Accrued interest payable	9,016		-
Accrued liabilities	8,500		-
Due to/from Affiliate	(14,436)		3,000
Other liabilities	-		(183)
Net cash from operating activities	(120,821)		(34,970)

Cash flows from investing activities
Purchases of Furniture & Equipment	(4,103)		-
Net cash from investing activities	(4,103)		-

Cash flows from financing activities
Issuance of common stock	148		23
Due to Affiliates	73,155		-
Issuance of short term note payable	-		35,000
Net cash from financing activities	73,303		35,023

Net change in cash and cash equivalents	(51,621)		30

Cash and cash equivalents
Beginning of period	62,358		5

End of period	$10,737		$35

Supplemental cash flow information
Noncash investing and financing activities:
Issuance of shares for investment in subsidiary	$2,234	$
Issuance of shares for settlement of debt	$-		$1

The accompanying notes are an integral part of these consolidated financial statements.

SOLAR QUARTZ TECHNOLOGIES CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION

We were incorporated in Colorado on June 21, 2010 as Vanguard Energy Corporation (Vanguard) and until June 2014 were involved in the exploration and development of oil and gas properties in southeast Texas. We were never able to earn a profit and in January of 2013 we began investigating the possibility of selling our oil and gas properties. The sale of our oil and gas properties represented the sale of substantially all our assets in June of 2014.

The following history of events describes how the current entity Solar Quartz Technology Corporation acquired its subsidiary Solar Quartz Technologies Limited and all entities described below other than Vanguard were entities under common control.

On June 20, 2016, SQTNZ agreed to acquire Solar Quartz Technologies Pte. Ltd., A Singapore Corporation, (SQTSG) in a transfer of shares or a swap for 122 shares (100%). SQTSG (formerly known as Auzsolar Pte. Ltd.) held ownership of quartz mineral rights.

On October 1, 2016, Australian Oil and Gas Holdings, Inc., our parent company, (AOGH), (formerly known as Anasazi Energy Corporation (ANSZ) and subsequently known as Solar Quartz Technologies, Inc. (SQTI)), entered into a Reorganization and Stock Purchase Agreement and acquired Solar Quartz Technologies Limited., a New Zealand Corporation, (SQTNZ). AOGH issued 201,182,000 shares (95%) in exchange for 100% of SQTNZ shares outstanding.

On July 1, 2017, Vanguard acquired SQTNZ from SQTI in a share exchange wherein Vanguard issued 213,402,755 new shares of common stock to SQTI in exchange for 122 (100%) of the common shares of SQTNZ. The assets acquired in this exchange were reflected in our financial statements at SQTI’s historical cost basis of $30,000 as it was considered an acquisition of assets from entities under common control. The issuance of these shares was equivalent to 95% of the Company’s shares issued, as we committed to issue an additional 10,021,224 shares to those holders of our common stock immediately prior to the acquisition. These actions resulted in a total of 224,426,229 shares outstanding.

SQTNZ is a corporation that has no prior business activity other than being the title owner of the exclusive mining and development rights for two High Purity Quartz (HPQ) deposits known as Quartz Hill (represented by leases ML 30235, ML 30236 and ML 30237) and White Springs (represented by leases ML 30238 and ML 30239) located in North Queensland, Australia.

HPQS is an essential primary material for the manufacture of: Photo-Voltaic (PV) solar panels; Semiconductors; all High-end Electronic products; Fiber Optical cables; Halogen Lamps; HD and LCD television screens; and Epoxy Mounding Compounds (EMC).

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Principles of Consolidation and Basis of Presentation— The consolidated financial statements include the accounts of Solar Quartz Technologies Corporation and its subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the accounting and disclosure rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). A summary of the significant accounting policies applied in the preparation of the accompanying financial statements follows.

SOLAR QUARTZ TECHNOLOGIES CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Cash and Cash Equivalents - The Company considers all highly liquid instruments purchased with a maturity date of three months or less to be cash equivalents.

Debt Issuance Costs - Costs incurred in connection with the issuance of long-term debt are capitalized and amortized over the term of the related debt.

Conversion Feature Liability and Warrant Liabilities - The conversion feature liability and warrant liabilities are recorded at fair value based upon valuation models utilizing relevant factors such as expected life, estimated volatility, risk-free interest and expected dividend rate. Changes in the fair value of these liabilities are reported in the statements of operations.

Stock-Based Compensation - The Company accounts for employee stock-based compensation using the fair value method. The fair value attributable to stock options is calculated based on the Black-Scholes option pricing model and is amortized to expense over the service period which is equivalent to the time required to vest the stock options.

Income Taxes - Income taxes are provided based on the liability method for financial reporting purposes. Under this method deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred income tax assets to the amount expected to be realized.

Uncertain tax positions are recognized in the financial statements only if that position is more likely than not of being sustained upon examination by taxing authorities, based on the technical merits of the position. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense.

The Company is required to file federal income tax returns in the United States and in various state and local jurisdictions. The Company’s tax returns filed since inception are subject to examination by taxing authorities in the jurisdictions in which it operates in accordance with the normal statutes of limitations in the applicable jurisdiction.

Earnings Per Share - Basic earnings per share have been calculated based upon the weighted-average number of common shares outstanding. Diluted earnings per share have been calculated based upon the weighted-average number of common and potential shares.

Business Combinations - The Company follows the provisions of ASC 805 in accounting for business combinations. Acquisitions under common control are accounted for using the carryover basis of any assets from the acquired company.

Reclassifications - Certain amounts previously presented for prior periods have been reclassified to conform to the current presentation. The reclassifications had no effect on net loss, working capital or equity previously reported.

Recently Issued Accounting Pronouncements - Various accounting standards updates have been recently issued, most of which represented technical corrections to the accounting literature or were applicable to specific industries. Recently accounting pronouncements have been issued that are likely to have a material impact to the Company’s consolidated financial statements. These include accounting standards as they apply to leases. The Company will treat its development of mineral rights under standards for operating leases commonly applied in mineral extraction industries.

Fair Value Measurements - The carrying value of cash and cash equivalents, accounts receivable, and accounts payable, as reflected in the balance sheets, approximate fair value because of the short-term maturity of these instruments. The estimated fair value of long-term debt was determined by discounting future cash flows using rates currently available to the Company for debt with similar terms and remaining maturities. The Company calculated that the estimated fair value of the long-term debt is not significantly different than the carrying value of the debt.

SOLAR QUARTZ TECHNOLOGIES CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Fair value is defined as the price that would be received to sell an asset or price paid to transfer a liability in an orderly transaction between market participants at the measurement date. Inputs used in determining fair value are classified for disclosure purposes according to a hierarchy that prioritizes those inputs based upon the degree to which they are observable. The three levels of the fair-value-measurement hierarchy are as follows:

•	Level 1—Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

•	Level 2—Inputs that reflect quoted prices for identical assets or liabilities in markets that are not active; quoted prices for similar assets or liabilities in active markets; inputs other than quoted prices that are observable for the asset or the liability; or inputs that are derived principally from or corroborated by observable market data by correlation or other means.

•	Level 3—Unobservable inputs reflecting the Company’s own assumptions incorporated in valuation techniques used to determine fair value. These assumptions are required to be consistent with market participant assumptions that are reasonably available.

In determining fair value, the Company utilizes observable market data when available, or models that incorporate observable market data. In addition to market information, the Company incorporates transaction-specific details that, in management’s judgment, market participants would take into account in measuring fair value. The Company utilizes the most observable inputs available for the valuation technique employed. If a fair value measurement reflects inputs at multiple levels within the hierarchy, the fair-value measurement of both financial and nonfinancial assets and liabilities are characterized based upon the lowest level of input that is significant to the fair value measurement.

NOTE 3 – GOING CONCERN

The sale of the Company’s oil and gas properties, raised substantial doubt of the Company to continue as a going concern. The Company also has an accumulated deficit at this point and has experienced net losses for the most part throughout its history. The Company will need additional financing to continue its operations over the next twelve months, and while management believes it will secure such financing, there can be no guarantee that it will occur.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. These financial statements do not reflect adjustments that would be necessary if the going concern assumption was not appropriate.

NOTE 4 – REORGANIZATION

On July 1, 2017, the Company acquired all of the shares of Solar Quartz Technologies Limited, a company incorporated in New Zealand (“SQTNZ”) and has recorded it as reorganization of entities under common control. These shares were purchased from Solar Quartz Technologies, Inc. (“SQTI”). We subsequently changed our name to Solar Quartz Technologies Corporation in Colorado and with FINRA, and have also been cleared by FINRA to use the new trading symbol SQTX. During July 2017 the Company issued 213,402,755 new shares of common stock to SQTI in exchange for 122 (100%) of the common shares of SQTNZ. The cost of this acquisition was recorded at $30,000. The difference between the consideration and the equity of the acquired entity was charged to additional paid-in capital. The issuance of these shares was equivalent to 95% of the Company’s shares issued, as we committed to issue an additional 10,021,224 shares to those holders of our common stock immediately prior to the acquisition. These actions resulted in a total of 224,426,229 shares outstanding. The Company does not anticipate any further reorganization of its common stock. We plan to apply to trade on the more senior OTCQX exchange or NASDAQ. The mineral rights owned by SQTNZ were acquired from Solar Quartz Technologies Pte., formerly known as Auzsolar Pte Ltd, a Singapore corporation, all companies under common control.

SQTNZ is a corporation that has no prior business activity other than being the title owner of the exclusive mining and development rights for two High Purity Quartz (HPQ) deposits known as Quartz Hill (represented by leases ML 30235, ML 30236 and ML 30237) and White Springs (represented by leases ML 30238 and ML 30239) located in North Queensland, Australia.

SOLAR QUARTZ TECHNOLOGIES CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

HPQS is an essential primary material for the manufacture of: Photo-Voltaic (PV) solar panels; Semiconductors; all High-end Electronic products; Fiber Optical cables; Halogen Lamps; HD and LCD television screens; and Epoxy Mounding Compounds (EMC).

NOTE 5 – INCOME TAXES

The Company operates in the United States; accordingly, federal and state income taxes have been provided based upon the tax laws and rates of the U.S. The Company has incurred losses since inception and, accordingly has a net operating loss carry forward as of September 30, 2017, of approximately $5,916,688. Since the Company has, on a cumulative basis, experienced net losses for tax purposes, the provisions for income taxes consists of the following:

Description	2017	2016
Tax provision at expected tax rate (35%)	$(56,113)	$2,391
Increase (decrease) to valuation allowance	56,113	(2,391)
Income tax provision	$-	$-

NOTE 6 – STOCKHOLDERS’ EQUITY

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

Common shares of 23,025 were issued in conjunction with the settlement of debt during the year ended September 30, 2016, resulting in increases to common stock of $1, and additional paid-in capital of $22. Common shares of 223,424,095 were issued for the purchase of Solar Quartz Technologies Limited (New Zealand) during the year ended September 30, 2017, resulting in increases to common stock of $2,234, and paid-in capital of ($431,701).

NOTE 7 – STOCK-BASED COMPENSATION

On January 10, 2011, the Board of Directors approved a Non-Qualified Stock Option Plan (the “Plan”) which authorizes the issuance of up to 1,500,000 shares of Company common stock to persons that exercise options granted pursuant to the Plan. The Company’s employees, directors, officers, consultants and advisors are eligible to be granted options pursuant to the Plan, provided however, that bona fide services must be rendered by such consultants or advisors, and such services must not be in connection with the offer or sale of securities in a capital-raising transaction. As of September 30, 2017, no options were outstanding.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

fice Lease – The Company leases a virtual office lease in The Woodlands, Texas until June 30, 2019 at $197 per month.

SOLAR QUARTZ TECHNOLOGIES CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – CONVERTIBLE NOTES PAYABLE

The Company’s material future contractual obligations by fiscal year as of September 30, 2017 were as follows:

	Total	2017	Thereafter

Convertible notes	$70,747	$70,747	-
Notes Payable	$85,000	$85,000	-

The notes payable bear interest at 10% and are due on demand. The convertible notes bear interest at 15% and are also due on demand. The principal and accrued interest of these notes can be converted at the discretion of the holders into common shares at $3.31/share.

The Company has contractual capital commitments outstanding in the principal balance of $70,474 at September 30, 2017. Accrued interest of $45,060 is due in addition to the principal balance of the Convertible notes.

NOTE 10 – RELATED PARTY

As of September 30, 2017, the amount due from affiliates was $26,890 and due to affiliates was $418,755. The entire amount was taken over from SQTNZ which essentially came from shareholders of Australian Oil and Gas Holdings Inc.

NOTE 11 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table summarizes the financial liabilities measured at fair value on a recurring basis as of September 30, 2017 and 2016:

Description	Level	September 30, 2017	September 30, 2016

Convertible Notes	1	$70,474	$70,474

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

An evaluation was carried out under the supervision and with the participation of our management, including our Principal Executive and Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-K. Disclosure controls and procedures are procedures designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-K, is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and is communicated to our management, including our Principal Executive and Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our management concluded that, as of September 30, 2017, our disclosure controls and procedures were not effective.

Management’s Report on Internal Control over Financial Reporting

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

Management is in the process of addressing the underlying causes for our weaknesses in internal control which stem from a very shallow management team and limited resources to allocate accounting systems. We plan to raise new capital soon and to use those resources to expand the management team to assist with the processing of data and drafting financial reports on a timely basis in future reporting periods.

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

Name	Age	Position

Warren Dillard	75	President, Chief Executive and Financial Officer and Principal Accounting Officer and a Director

Steven M. Powers	75	Vice President of Business Development, Secretary and a Director

Roger T. May	71	Director

David AB Halstead	70	Director

Michael Selsman	80	Director

The principal occupations of our officers and directors during the past several years are as follows:

Warren M. Dillard has been our Chief Executive and Financial Officer and Accounting Officer and a director since June 2010. Since February 2011 Mr. Dillard has been our Principal Financial and Accounting Officer. He has previously managed mutual funds with the American Funds group of funds, was CFO of Pepperdine University and has been active in the development of numerous early stage companies in a variety of industries. Since 2005, Mr. Dillard has served as the President and a director of Enercor, Inc., a private corporation involved in oil and gas exploration and development in the western United States. Since the spring of 2010, Mr. Dillard’s involvement with Enercor has been minimal. Mr. Dillard holds a degree in Accounting from Texas A & M University and an MBA in Finance from the Harvard Business School.

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

Roger May was the original Founder of the SQT enterprise in 2014 and has been a director since July 1, 2017. Mr. May has extensive international business experience over the last 40 years, resided in the USA for 22 years, returning to Australia September 2001. Recognized Expert in “start-up” enterprises from inception to fully operational commercial ventures. He has overcome obstacles with great ability, tenacity, flexibility and creative initiative. Acknowledged visionary and creator combined with strong implementation skills. He has excellent capital raising skills in tens of millions of dollars. He has been Founder, Chairman & CEO of five (5) publicly listed companies in the USA and Australia. He resided in the USA for 22 years. He has founded several high-tech. communications and mineral resource development companies. Presently focused on Global commercialization of primary component material essential in manufacture of PV Solar panels, Semi-conductor, and all high-end electronics in the USA and Australia.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table summarizes the compensation received by our principal executive and financial officers during the two years ended September 30, 2017.

Name and	Fiscal		Other
Principal Position	Year	Salary (1)	Compensation (2)	Total

Warren Dillard	2017		-
President, Principal	2016	$3,000	-	$3,000
Financial and Accounting Officer

Steven M Powers	2017	-	-	-
Vice President, Business	2016	-	-	-

___________

(1)	The dollar value of base salary (cash and non-cash) earned.

(2)	All other compensation received that could not be properly reported in any other column of the table.

Long-Term Incentive Plans. We do not provide our officers or employees with pension, stock appreciation rights, long-term incentive or other plans.

Employee Pension, Profit Sharing or other Retirement Plans. We do not have a defined benefit, pension plan, profit sharing or other retirement plan, although we may adopt one or more of such plans in the future.

Compensation of Directors During Year Ended September 30, 2017. During the year ended September 30, 2017, we did not compensate our directors for acting as such.

Compensation Committee Interlocks and Insider Participation. During the year ended September 30, 2017, none of our officers was also a member of the compensation committee or a director of another entity, which other entity had one of its executive officers serving as one of our directors.

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
887 Lorimer Street
Docklands 3008 Australia

David AB Halstead
75 B Moleworth Drive
Mangawhai 0505
New Zealand

Michael Selsman
433 N. Camden Dr., Suite 400
Beverly Hills, CA 90212

All officers and directors as a group (5 persons)	7,750		0.03%

 ___________

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

None.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Briggs & Veselka Co. provided certain audit related services during the year ended September 30, 2016. The following table shows the fees billed to us for the periods presented by Briggs & Veselka.

	Year Ended	Year Ended
	September 30, 2017	September 30, 2016
Audit Fees	$-	$-
Audit-Related Fees	$-	$14,225
Tax Fees	$-	$5,908

Thayer O’Neal Company, LLC was engaged to audit our financial statements for the years ended September 30, 2017 and September 30, 2016. The following table shows the fees billed to us for the periods presented by Thayer O’Neal Company.

	Year Ended	Year Ended
	September 30, 2017	September 30, 2016
Audit Fees	$10,000	$-
Audit-Related Fees	$-	$-
Tax Fees	$-	$-

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibits
21	Solar Quartz Technologies Limited, a New Zealand corporation, corporate Extract
99.1	ML 30235 Resource Authority Public Report of Ownership
99.2	ML 30236 Resource Authority Public Report of Ownership
99.3	ML 30237 Resource Authority Public Report of Ownership
99.4	ML 30238 Resource Authority Public Report of Ownership
99.5	ML 30239 Resource Authority Public Report of Ownership

The following exhibits were filed with the company’s Registration Statement in 2011:

3.1*	Articles of Incorporation
3.2**	Amendment to Articles of incorporation
3.3*	Bylaws
10.10*	Form of Convertible Note
14*	Code of Ethics
21*	Subsidiaries
31	Rule 13a-14(a) Certifications
32	Section 1350 Certifications

The following exhibit was filed with the company’s Form 8-K on July 11, 2017:

Amendment to Articles of Incorporation

The following exhibits were filed with the company’s Form 8-K on October 4, 2017.

Quartz Hill Reserve Report and Resource Estimate
White Springs Reserve Report

________________

*	Incorporated by reference to the same exhibit filed with the Company’s Registration Statement on Form S-1 (File # 333-174194).
**	Incorporated by reference to the same exhibit filed with the Company’s Form 8-K (File #333-174194).

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 16th day of January, 2018.

SOLAR QUARTZ TECHNOLOGIES CORPORATION

By:	/s/ Warren M. Dillard
Warren Dillard, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of l934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/s Warren Dillard	Chief Executive and Financial Officer, Principal Accounting Officer and Director	January 16, 2018

/s/s Steven Powers	Secretary, Director	January 16, 2018
Steven M. Powers

