Form 10-Q
period 2015-12-31
Solar Quartz Technologies Corp
filed 2018-01-17
CIK 1497649

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2015

☐ Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission File Number: None

SOLAR QUARTZ TECHNOLOGIES CORPORATION
(Exact name of registrant as specified in its charter)

COLORADO	27-2888719
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

21 Waterway Ave., Ste. 300

The Woodlands, Texas 77380

(Address of principal executive offices, including Zip Code)

(281) 362-2725

(Issuer’s telephone number, including area code)

____________________________________________

(Former name or former address if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of September 30, 2017, the registrant had 224,426,229outstanding shares of common stock.

FORWARD LOOKING STATEMENTS

The information contained in this Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve risks and uncertainties, including among other things, statements regarding our capital needs, business strategy and expectations. Any statement which does not contain a historical fact may be deemed to be a forward-looking statement. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. In evaluating forward looking statements, you should consider various factors outlined in our Form 10-K report for the year ended September 30, 2015 filed with the U.S. Securities Exchange Commission (“SEC”) and, from time to time, in other reports we file with the SEC. These factors may cause our actual results to differ materially from any forward-looking statement. We disclaim any obligation to publicly update these statements, or disclose any difference between our actual results and those reflected in these statements.

SOLAR QUARTZ TECHNOLOGIES CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2015	2015
	(Unaudited)

ASSETS

Current assets
Cash and cash equivalents	$-	$5
Other assets	-	-
Total current assets	-	5

Other assets	-	-

Total assets	$-	$5

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable	$23,253	$20,217
Bank overdraft	231
Accrued interest payable	35,024	38,571
Accrued liabilities	11,713	10,463
Other liabilities	685	275
Notes Payable-Short Terms	50,000	50,000
Convertible Notes Payable	107,028	146,937
Total current liabilities	227,934	266,463

Long Term Liabilities	-	-

Total liabilities	227,703	266,463

Stockholders' deficit
Preferred stock, $0.00001 par value; 5,000,000 shares
authorized, none issued or outstanding	-	-
Common stock, $0.00001 par value; 100,000,000 and 50,000,000 shares authorized at December 31, 2015 and 2014, respectively, 991,119 and 973,139 shares issued
and outstanding December 31, 2015 and 2014, respectively	991	979
Additional paid-in capital	6,318,920	6,318,920
Accumulated deficit	(6,547,845)	(6,586,357)

Total stockholders' deficit	(227,934)	(266,458)

Total liabilities and stockholders' deficit	$-	$5

The accompanying notes are an integral part of these consolidated financial statements.

SOLAR QUARTZ TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended December 31
	2015	2014
	(Unaudited)	(Unaudited)
Revenues
Sales	$-	$-

Costs and expenses
General and administrative	3,682	87,030
Total costs and expenses	3,682	87,030

Loss from operations	(3,682)	(87,030)

Other income (expense)
Interest expense	(5,526)	(13,140)
Gain from extinguishment of debt	47,720	2,570,927
Total other income (expense)	42,194	2,557,787

Net Income (Loss) before income taxes	38,512	2,470,757

Provision for income taxes	-	-

Net Income (Loss)	$38,512	$2,470,757

Income (Loss) per share:
Basic and diluted	$0.04	$2.54

Weighted average shares outstanding	989,291	973,139

The accompanying notes are an integral part of these consolidated financial statements.

SOLAR QUARTZ TECHNOLOGIES CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS

	Three Month ended December 31,
	2015	2014
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net Income (loss)	$38,512	$2,470,757
Adjustments to reconcile net income/(loss)
to net cash from operating activities:
Amortization of debt issuance costs	-	4,107
Gain on debt extinguishment	-	(2,677,698)
Amortization of debt discount	(39,897)	3,523
Change in operating assets and liabilities:
Other assets	-	12,500
Accounts payable	3,036	46,127
Accrued interest payable	(3,547)	94,321
Accrued liabilities	1,250	-
Other liabilities	410	7,232
Net cash from operating activities	(236)	(39,131)

Cash flows from investing activities	-	-
Net cash from investing activities	-	-

Cash flows from financing activities
Repayment of note payable	-	-
Net cash from financing activities	-	-

Net change in cash and cash equivalents	(236)	(39,131)

Cash and cash equivalents
Beginning of period	5	39,251

End of period	$(231)	$120

The accompanying notes are an integral part of these consolidated financial statements.

SOLAR QUARTZ TECHNOLOGIES CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION

These consolidated financial statements of Solar Quartz Technologies Corporation (Solar Quartz or the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). In the opinion of management, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. Certain information, accounting policies and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to Securities and Exchange Commission (SEC) rules and regulations. These financial statements should be read along with Solar Quartz’s audited financial statements as of September 30, 2015.

Going Concern – The Company has incurred cumulative net losses since its inception and will require capital for future operating activities to take place. The Company's ability to raise new funds through the future issuances of debt or common stock is unknown. The obtainment of additional financing, the successful development of a plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern.

Future issuances of the Company's equity or debt securities will be required in order for the Company to finance operations and continue as a going concern. The financial statements do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

As of December 31, 2015, Solar Quartz’s significant accounting policies were consistent with those discussed in the audited financial statements as of September 30, 2015.

Earnings (Loss) Per Share—Basic earnings (loss) per share have been calculated based upon the weighted-average number of common shares outstanding. Diluted earnings per share have been calculated based upon the weighted-average number of common and potential common shares. The calculation of diluted weighted-average shares outstanding for the three-month periods ended December 31, 2015 and 2014 excludes 79,474 and 79,474 shares, respectively, issuable pursuant to outstanding warrants, stock options and debt conversion features because their effect is anti-dilutive.

NOTE 3 – SUBSEQUENT EVENT

On July 1, 2017 the Company acquired all of the shares of Solar Quartz Technologies Limited, a company incorporated in New Zealand (“SQTNZ”). These shares were purchased from Solar Quartz Technologies, Inc. (“SQTI”). The agreed value of that company’s assets is US$530 million. We subsequently changed our name from Vanguard Energy Corporation to Solar Quartz Technologies Corporation in Colorado and with FINRA, and have also been cleared by FINRA to use the new trading symbol SQTX. In July 2017 the Company issued 213,402,755 new shares of common stock to SQTI in exchange for 122 (100%) of the common shares of SQTNZ. The issuance of these shares was equivalent to 95% of the Company's shares issued, after we issue an additional 10,021,340 shares of common stock to those holders of our common stock immediately prior to the acquisition. The Company does not anticipate any further reorganization of its common stock. We are currently preparing filing all necessary reports to the SEC with audited financial statements to resume our status as fully reporting with the SEC, and subsequently apply to trade on the more senior OTCQX exchange or NASDAQ.

SOLAR QUARTZ TECHNOLOGIES CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SQTNZ is a corporation that has no prior business activity other than being the title owner of the exclusive mining and development rights for two High Purity Quartz (HPQ) Silica deposits known as Quartz Hill (represented by leases ML 30235, ML 30236 and ML 30237) and White Springs (represented by leases ML 30238 and ML 30239) located in North Queensland, Australia. Together they contain in deposits in excess of 15 million tons of 99% pure High Purity Quartz which is feedstock in high demand in the marketplace to be used in the production of High Purity Quartz Sand (HPQS) based on independent professional reports.

HPQS is an essential primary material for the manufacture of: Photo-Voltaic (PV) solar panels; Semiconductors; all High-end Electronic products; Fiber Optical cables; Halogen Lamps; HD and LCD television screens; and Epoxy Mounding Compounds (EMC).

NOTE 4 – CONVERTIBLE NOTES PAYABLE

At December 31 2015, convertible notes totaling $107,028 remained outstanding together with accrued interest of $35,024.

NOTE 5 – INCOME TAXES

The Company estimates its annual effective income tax rate in recording its quarterly provision for income taxes in the various jurisdictions in which the Company operates. Statutory tax rate changes and other significant or unusual items are recognized as discrete items in the quarter in which they occur. The Company recorded no income tax expense for the three-month period ended December 31, 2015 because the Company estimates it will record no income tax expense for the tax year ending September 30, 2016. The Company has a valuation allowance that fully offsets net deferred tax assets.

NOTE 6 – STOCKHOLDERS' EQUITY

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

NOTE 7 – STOCK-BASED COMPENSATION

On January 10, 2011, the Board of Directors approved a Non-Qualified Stock Option Plan (the "Plan") which authorizes the issuance of up to 1,500,000 shares of Company common stock to persons that exercise options granted pursuant to the Plan. The Company's employees, directors, officers, consultants and advisors are eligible to be granted options pursuant to the Plan, provided however, that bona fide services must be rendered by such consultants or advisors, and such services must not be in connection with the offer or sale of securities in a capital-raising transaction. As of December 31, 2015, no options were outstanding.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Office Lease – The Company leases a virtual office lease in The Woodlands, Texas until June 30, 2019 at $197 per month.

* * * * *

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATION

In July 2017 we acquired Solar Quartz Technologies Limited, a New Zealand corporation, as described in Note 3 to the Financial Statements above. We are now seeking new financings to meet development and general operating obligations and to justify a market for our stock. Absent achieving such a transaction in the near future, our viability is in doubt. As of September 30, 2017, the Company has not been successful in meeting this goal; however, such efforts are underway to secure such financing and we believe that such financing of the Company is possible in the near future.

ITEM 4. CONTROLS AND PROCEDURES.

(a) We maintain a system of controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (“1934 Act”), is recorded, processed, summarized and reported within time periods specified in the SEC's rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the 1934 Act is accumulated and communicated to our management, including our Chief Executive and Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of December 31, 2015, our Chief Executive and Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Chief Executive and Financial Officer concluded that our disclosure controls and procedures were not effective.

Warren Dillard, our Chief Executive and Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of September 30, 2017 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework (1992). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls.

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

SOLAR QUARTZ TECHNOLOGIES CORPORATION

Date: January 17, 2018	By:	/s/ Warren M. Dillard
Warren M. Dillard, Chief Executive, Financial and Principal Accounting Officer

