Form 10-Q
period 2016-03-31
Solar Quartz Technologies Corp
filed 2018-01-17
CIK 1497649

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2016

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

FORWARD LOOKING STATEMENTS

The information contained in this Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve risks and uncertainties, including among other things, statements regarding our capital needs, business strategy and expectations. Any statement which does not contain a historical fact may be deemed to be a forward-looking statement. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. In evaluating forward looking statements, you should consider various factors outlined in our Form 10-K report for the year ended September 30, 2015, filed with the U.S. Securities Exchange Commission (“SEC”) and, from time to time, in other reports we file with the SEC. These factors may cause our actual results to differ materially from any forward-looking statement. We disclaim any obligation to publicly update these statements, or disclose any difference between our actual results and those reflected in these statements.

SOLAR QUARTZ TECHNOLOGIES CORPORATION

CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,
	2016	2015
	(Unaudited)
ASSETS

Current assets
Cash and cash equivalents	$9,975	$5
Other assets	-	-
Total current assets	9,975	5

Fixed assets	-	-

Total assets	$9,975	$5

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable	$19,983	$20,217
Accrued interest payable	30,766	38,571
Accrued liabilities	13,290	10,463
Short term notes payable	85,000	50,000
Other liabilities	300	275
Current portion of notes payable, net of discount $- and $71,754	70,747	146,937
Total current liabilities	220,086	266,463

Commitments and contingencies	-	-

Stockholders' deficit
Preferred stock, $0.00001 par value; 5,000,000 shares
authorized; none issued or outstanding	-	-
Common stock, $0.00001 par value; 100,000,000 and 50,000,000 shares authorized; 1,002,134 and 979,109 shares issued and
outstanding	1,002	979
Additional paid-in capital	6,318,920	6,318,920
Accumulated deficit	(6,530,033)	(6,586,357)

Total stockholders' deficit	(210,111)	(266,458)

Total liabilities and stockholders' deficit	$9,975	$5

The accompanying notes are an integral part of these consolidated financial statements.

SOLAR QUARTZ TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31		Six Months Ended March 31
	2016	2015	2016	2015
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues
Sales	$-	$-	$-	$-

Costs and expenses
General and administrative	21,113	11,005	24,795	98,035
Total costs and expenses	21,113	11,005	24,795	98,035

Loss from operations	(21,113)	(11,005)	(24,795)	(98,035)

Other income (expense)
Interest expense	(2,854)	(5,510)	(8,380)	(18,650)
Other interest costs	(2,153)	-	(1,603)	-
Gain on debt extinguishment	43,382	-	91,102	2,570,926
Total other income (expense)	38,375	(5,510)	80,569	2,552,276

Net Income (Loss) before income taxes	17,812	(5,500)	56,324	2,454,241

Provision for income taxes	-	-	-	-

Net Income (Loss)	$17,812	$(16,515)	$56,324	$2,454,241

Income (Loss) per share:
Basic and diluted	$0.02	$(0.02)	$0.06	$2.52

Weighted average shares outstanding	1,002,134	973,139	996,650	973,139

The accompanying notes are an integral part of these consolidated financial statements.

SOLAR QUARTZ TECHNOLOGIES CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS

	Six Months ended March 31,
	2016	2015
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net Income (loss)	$56,324	$2,454,241
Adjustments to reconcile net income/(loss) to net cash from operating activities:
Amortization of debt issuance costs	-	4,107
Gain on debt extinguishment	(76,190)	(2,677,698)
Asset retirement obligation accretion	-	-
Amortization of debt discount	-	3,523
Change in operating assets and liabilities:
Other assets	-	12,500
Accounts payable	(234)	55,945
Accrued interest payable	(7,805)	99,831
Accrued liabilities	2,827	-
Other liabilities	25	8,332
Net cash from operating activities	(24,053)	(39,219)

Cash flows from investing activities
Capital expenditures on oil and gas properties	-	-
Net cash from investing activities	-	-

Cash flows from financing activities
Issuance of common stock	23	-
Issuance of short term note payable	35,000	-
Net cash from financing activities	35,023	-

Net change in cash and cash equivalents	9,970	(39,219)

Cash and cash equivalents
Beginning of period	5	39,251
End of period	$9,975	$32

Supplemental cash flow information

	Three Month ended March 31,
	2016	2015
	(Unaudited)	(Unaudited)

Noncash investing and financing activities:
Issuance of shares for settlement of debt	-	797,562

The accompanying notes are an integral part of these consolidated financial statements.

SOLAR QUARTZ TECHNOLOGIES CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION

These consolidated financial statements of Solar Quartz Technologies Corporation (Solar Quartz or the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). In the opinion of management, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. Certain information, accounting policies and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to Securities and Exchange Commission (SEC) rules and regulations. These financial statements should be read along with Vanguard’s audited financial statements as of September 30, 2015.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

As of March 31, 2016, Solar Quartz’s significant accounting policies were consistent with those discussed in the audited financial statements as of September 30, 2015.

Earnings (Loss) Per Share—Basic earnings (loss) per share have been calculated based upon the weighted-average number of common shares outstanding. Diluted earnings per share have been calculated based upon the weighted-average number of common and potential common shares. The calculation of diluted weighted-average shares outstanding for the six-month periods ended March 31, 2016 and 2015 excludes 79,474 and 62,974 shares, respectively, issuable pursuant to outstanding warrants, stock options and debt conversion features because their effect is anti-dilutive.

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

NOTE 4 – CONVERTIBLE NOTES PAYABLE

At March 31, 2016, convertible notes totaling $70,747 remained outstanding together with accrued interest of $30,766.

NOTE 5 – INCOME TAXES

The Company estimates its annual effective income tax rate in recording its quarterly provision for income taxes in the various jurisdictions in which the Company operates. Statutory tax rate changes and other significant or unusual items are recognized as discrete items in the quarter in which they occur. The Company recorded no income tax expense for the six-month period ended March 31, 2016 because the Company estimates it will record no income tax expense for the tax year ending September 30, 2016. The Company has a valuation allowance that fully offsets net deferred tax assets.

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

NOTE 7 – STOCK-BASED COMPENSATION

On January 10, 2011, the Board of Directors approved a Non-Qualified Stock Option Plan (the "Plan") which authorizes the issuance of up to 1,500,000 shares of Company common stock to persons that exercise options granted pursuant to the Plan. The Company's employees, directors, officers, consultants and advisors are eligible to be granted options pursuant to the Plan, provided however, that bona fide services must be rendered by such consultants or advisors, and such services must not be in connection with the offer or sale of securities in a capital-raising transaction. As of March 31, 2016, no options were outstanding.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Office Lease – The Company leases a virtual office lease in The Woodlands, Texas until June 30, 2019 at $197 per month.

* * * * *

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATION

In July 2017 we acquired Solar Quartz Technologies Limited, a New Zealand corporation, as described in Note 3 to the Financial Statements above. We are now seeking new financings to meet development and general operating obligations and to justify a market for our stock. Absent achieving such a transaction in the near future, our viability is in doubt. As of September 30, 2017, the Company has not been successful in meeting this goal; however, work is underway to secure such financing and we believe that such financing of the Company is possible in the near future.

ITEM 4. CONTROLS AND PROCEDURES.

(a) We maintain a system of controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (“1934 Act”), is recorded, processed, summarized and reported within time periods specified in the SEC's rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the 1934 Act is accumulated and communicated to our management, including our Chief Executive and Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of March 31, 2016, our Chief Executive and Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Chief Executive and Financial Officer concluded that our disclosure controls and procedures were not effective.

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

