Form 10-Q
period 2016-06-30
Solar Quartz Technologies Corp
filed 2018-01-17
CIK 1497649

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2016

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

FORWARD LOOKING STATEMENTS

The information contained in this Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve risks and uncertainties, including among other things, statements regarding our capital needs, business strategy and expectations. Any statement which does not contain a historical fact may be deemed to be a forward-looking statement. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology. In evaluating forward looking statements, you should consider various factors outlined in our Form 10-K report for the year ended September 30, 2015, filed with the U.S. Securities Exchange Commission (“SEC”) and, from time to time, in other reports we file with the SEC. These factors may cause our actual results to differ materially from any forward-looking statement. We disclaim any obligation to publicly update these statements, or disclose any difference between our actual results and those reflected in these statements.

SOLAR QUARTZ TECHNOLOGIES CORPORATION

CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
	2016	2015
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$65	$5
Other receivables	966	-
Total current assets	1,031	5

Fixed assets	-	-

Total assets	$1,031	$5

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$14,000	$20,217
Accrued interest payable	33,391	38,571
Accrued liabilities	15,386	10,463
Short term notes payable	85,000	50,000
Other liabilities	92	275
Current portion of notes payable, net of discount $- and $71,754	70,747	146,937
Total current liabilities	218,616	266,463

Commitments and contingencies	-	-

Stockholders’ deficit
Preferred stock, $0.00001 par value; 5,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.00001 par value; 100,000,000 and 50,000,000 shares authorized; 1,002,134 and 979,109 shares issued and outstanding	1,002	979
Additional paid-in capital	6,318,920	6,318,920
Accumulated deficit	(6,537,507)	(6,586,357)

Total stockholders’ deficit	(217,585)	(266,458)

Total liabilities and stockholders’ deficit	$1,031	$5

The accompanying notes are an integral part of these consolidated financial statements.

SOLAR QUARTZ TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30		Nine Months Ended June 30
	2016	2015	2016	2015
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues
Sales	$-	$-	$-	$-

Costs and expenses
General and administrative	2,754	11,005	27,549	90,419
Total costs and expenses	2,754	11,005	27,549	90,419

Loss from operations	(2,754)	(11,005)	(27,549)	(90,419)

Other income (expense)
Interest expense	(2,624)	(5,510)	(11,004)	(24,161)
Other interest costs	(2,096)	-	(3,699)	-
Gain on debt extinguishment	-	-	91,102	2,570,926
Total other income (expense)	(4,720)	(5,510)	76,399	2,546,765

Net Income (Loss) before income taxes	(7,474)	(5,500)	48,850	2,456,346

Provision for income taxes	-	-	-	-
Net Income (Loss)	$(7,474)	$(16,515)	$48,850	$2,456,346
Income (Loss) per share:
Basic and diluted	$0.02	$(0.02)	$0.06	$2.52

Weighted average shares outstanding	1,002,134	973,139	996,650	973,139

The accompanying notes are an integral part of these consolidated financial statements.

SOLAR QUARTZ TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

	Nine Month ended June 30,
	2016	2015
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net Income (loss)	$48,850	$2,456,346
Adjustments to reconcile net income/(loss) to net cash from operating activities:
Amortization of debt issuance costs	-	4,107
Gain on debt extinguishment	(76,190)	(2,677,698)
Amortization of debt discount	-	3,523
Change in operating assets and liabilities:
Other assets	(966)	12,500
Accounts payable	(6,217)	8,813
Accrued interest payable	(5,180)	105,341
Accrued liabilities	4,923	-
Other liabilities	(183)	-
Net cash from operating activities	(34,963)	(87,068)

Cash flows from investing activities
Capital expenditures on oil and gas properties	-	-
Net cash from investing activities	-	-
Cash flows from financing activities
Issuance of common stock	23	-
Issuance of short term note payable	35,000	50,000
Net cash from financing activities	35,023	50,000
Net change in cash and cash equivalents	60	(37,068)

Cash and cash equivalents
Beginning of period	5	39,251
End of period	$65	$2,183

Supplemental cash flow information

	Nine Month ended June 30,
	2016	2015
	(Unaudited)	(Unaudited)
Noncash investing and financing activities:
Issuance of shares for settlement of debt	-	797,562

The accompanying notes are an integral part of these consolidated financial statements.

SOLAR QUARTZ TECHNOLOGIES CORPORATION

NOTES TO THE CONSO IDATED FINANCIAL STATEMENTS (UNAUDITED)

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

Going Concern – The Company has incurred cumulative net losses since its inception and will require capital for future operating activities to take place. The Company’s ability to raise new funds through the future issuances of debt or common stock is unknown. The obtainment of additional financing, the successful development of a plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern.

Future issuances of the Company’s equity or debt securities will be required in order for the Company to finance operations and continue as a going concern. The financial statements do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

As of June 30, 2016, Solar Quartz’s significant accounting policies were consistent with those discussed in the audited financial statements as of September 30, 2015.

Earnings (Loss) Per Share—Basic earnings (loss) per share have been calculated based upon the weighted-average number of common shares outstanding. Diluted earnings per share have been calculated based upon the weighted-average number of common and potential common shares. The calculation of diluted weighted-average shares outstanding for the nine-month periods ended June 30, 2016 and 2015 excludes 79,474 shares, issuable pursuant to outstanding warrants, stock options and debt conversion features because their effect is anti-dilutive.

SOLAR QUARTZ TECHNOLOGIES CORPORATION

NOTES TO THE CONSO IDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3 – SUBSEQUENT EVENT

On July 1, 2017 the Company acquired all of the shares of Solar Quartz Technologies Limited, a company incorporated in New Zealand (“SQTNZ”). These shares were purchased from Solar Quartz Technologies, Inc. (“SQTI”). The agreed value of that company’s assets is US$530 million. We subsequently changed our name from Vanguard Energy Corporation to Solar Quartz Technologies Corporation in Colorado and with FINRA, and have also been cleared by FINRA to use the new trading symbol SQTX. In July 2017 the Company issued 213,402,755 new shares of common stock to SQTI in exchange for 122 (100%) of the common shares of SQTNZ. The issuance of these shares was equivalent to 95% of the Company’s shares issued, after we issue an additional 10,021,224 shares of common stock to those holders of our common stock immediately prior to the acquisition. The Company does not anticipate any further reorganization of its common stock. We are currently preparing filing all necessary reports to the SEC with audited financial statements to resume our status as fully reporting with the SEC, and subsequently apply to trade on the more senior OTCQX exchange or NASDAQ.

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

NOTE 4 – CONVERTIBLE NOTES PAYABLE

At June 30, 2016, convertible notes totaling $70,747 remained outstanding together with accrued interest of $33,391.

NOTE 5 – INCOME TAXES

The Company estimates its annual effective income tax rate in recording its quarterly provision for income taxes in the various jurisdictions in which the Company operates. Statutory tax rate changes and other significant or unusual items are recognized as discrete items in the quarter in which they occur. The Company recorded no income tax expense for the nine-month period ended June 30, 2016 because the Company estimates it will record no income tax expense for the tax year ending September 30, 2016. The Company has a valuation allowance that fully offsets net deferred tax assets.

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

NOTE 7 – STOCK-BASED COMPENSATION

On January 10, 2011, the Board of Directors approved a Non-Qualified Stock Option Plan (the "Plan") which authorizes the issuance of up to 1,500,000 shares of Company common stock to persons that exercise options granted pursuant to the Plan. The Company's employees, directors, officers, consultants and advisors are eligible to be granted options pursuant to the Plan, provided however, that bona fide services must be rendered by such consultants or advisors, and such services must not be in connection with the offer or sale of securities in a capital-raising transaction. As of June 30, 2016, no options were outstanding.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Office Lease – The Company leases a virtual office lease in The Woodlands, Texas until June 30, 2019 at $197 per month.

* * * * *

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATION

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

ITEM 4. CONTROLS AND PROCEDURES.

(a) We maintain a system of controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (“1934 Act”), is recorded, processed, summarized and reported within time periods specified in the SEC's rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the 1934 Act is accumulated and communicated to our management, including our Chief Executive and Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of June 30, 2016, our Chief Executive and Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Chief Executive and Financial Officer concluded that our disclosure controls and procedures were not effective.

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

