Form 10-Q
period 2016-12-31
Solar Quartz Technologies Corp
filed 2018-01-17
CIK 1497649

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2016

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

FORWARD LOOKING STATEMENTS

The information contained in this Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve risks and uncertainties, including among other things, statements regarding our capital needs, business strategy and expectations. Any statement which does not contain a historical fact may be deemed to be a forward-looking statement. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. In evaluating forward looking statements, you should consider various factors outlined in our Form 10-K report for the year ended September 30, 2016, filed with the U.S. Securities Exchange Commission (“SEC”) and, from time to time, in other reports we file with the SEC. These factors may cause our actual results to differ materially from any forward-looking statement. We disclaim any obligation to publicly update these statements, or disclose any difference between our actual results and those reflected in these statements.

SOLAR QUARTZ TECHNOLOGIES CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2016	2016
	(Unaudited)
ASSETS

Current assets
Cash and cash equivalents	$98	$35
Other receivables	-	966
Total current assets	98	1,001

Debt issuance costs	-	-

Total assets	$98	$1,001

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$55,030	$51,212
Accrued interest payable	38,696	36,044
Accrued liabilities	19,635	17,511
Short term notes payable	85,000	85,000
Other liabilities	92	92
Current portion of notes payable, net of discount $- and $71,754	70,747	70,747
Total current liabilities	269,201	260,606

Commitments and contingencies	-	-

Stockholders' deficit
Preferred stock, $0.00001 par value; 5,000,000 shares
authorized; none issued or outstanding	-	-
Common stock, $0.00001 par value; 100,000,000 and 50,000,000 shares authorized; 1,002,134 and 1,002,14
shares issued and outstanding	1,002	1,002
Additional paid-in capital	6,318,920	6,318,920
Accumulated deficit	(6,589,025)	(6,579,527)

Total stockholders' deficit	(269,103)	(259,605)

Total liabilities and stockholders' deficit	$98	$1,001

The accompanying notes are an integral part of these consolidated financial statements.

SOLAR QUARTZ TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended December 31
	2016	2015
	(Unaudited)	(Unaudited)
Revenues
Oil and gas sales	$-	$-

Costs and expenses
Lease operating expense	-	-
Production taxes	-	-
Depreciation, depletion and amortization	-	-
Impairment of O&G properties	-	-
Asset retirement obligation accretion	-	-
General and administrative	4,720	4,232
Total costs and expenses	4,720	4,232

Loss from operations	(4,720)	(4,232)

Other income (expense)
Other income	-	-
Interest income	-	-
Interest expense	(2,653)	(4,276)
Other interest costs	(2,125)	(1,250.00)
Gain on debt extinguishment	-	47,720.00
Total other income (expense)	(4,778)	42,194

Net Income (Loss) before income taxes	(9,498)	37,962

Provision for income taxes	-	-

Net Income (Loss)	$(9,498)	$37,962

Income (Loss) per share:
Basic and diluted	$(0.01)	$0.04

Weighted average shares outstanding	1,002,134	991,119

The accompanying notes are an integral part of these consolidated financial statements.

SOLAR QUARTZ TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

	Three Months Ended December 31,
	2016	2015
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net Income (loss)	$(9,498)	$37,962
Adjustments to reconcile net income/(loss)
to net cash from operating activities:
Gain on debt extinguishment	-	(39,909)
Change in operating assets and liabilities:
Other assets	966	-
Accounts payable	3,818	3,586
Accrued interest payable	2,652	(3,547)
Accrued liabilities	2,124	1,250
Other liabilities	-	410
Net cash from operating activities	63	(248)

Cash flows from investing activities
Capital expenditures on oil and gas properties	-	-
Net cash from investing activities	-	-

Cash flows from financing activities
Issuance of common stock	-	12
Net cash from financing activities	-	12
Net change in cash and cash equivalents	63	(236)

Cash and cash equivalents
Beginning of period	35	5

End of period	$98	$(231)

The accompanying notes are an integral part of these consolidated financial statements.

SOLAR QUARTZ TECHNOLOGIES CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION

These consolidated financial statements of Solar Quartz Technologies Corporation (Solar Quartz or the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). In the opinion of management, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. Certain information, accounting policies and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to Securities and Exchange Commission (SEC) rules and regulations. These financial statements should be read along with Solar Quartz’s audited financial statements as of September 30, 2016.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

As of December 31, 2016, Solar Quartz’s significant accounting policies were consistent with those discussed in the audited financial statements as of September 30, 2016.

Earnings (Loss) Per Share—Basic earnings (loss) per share have been calculated based upon the weighted-average number of common shares outstanding. Diluted earnings per share have been calculated based upon the weighted-average number of common and potential common shares. The calculation of diluted weighted-average shares outstanding for the three-month periods ended December 31, 2016 and 2015 excludes 62,974 and 79,474 shares, respectively, issuable pursuant to outstanding warrants, stock options and debt conversion features because their effect is anti-dilutive.

SOLAR QUARTZ TECHNOLOGIES CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

NOTE 4 – CONVERTIBLE NOTES PAYABLE

At December 31, 2016, convertible notes totaling $70,747 remained outstanding together with accrued interest of $38,696.

NOTE 5 – INCOME TAXES

The Company estimates its annual effective income tax rate in recording its quarterly provision for income taxes in the various jurisdictions in which the Company operates. Statutory tax rate changes and other significant or unusual items are recognized as discrete items in the quarter in which they occur. The Company recorded no income tax expense for the three-month period ended December 31, 2016 because the Company estimates it will record no income tax expense for the tax year ending September 30, 2017. The Company has a valuation allowance that fully offsets net deferred tax assets.

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

NOTE 7 – STOCK-BASED COMPENSATION

On January 10, 2011, the Board of Directors approved a Non-Qualified Stock Option Plan (the "Plan") which authorizes the issuance of up to 1,500,000 shares of Company common stock to persons that exercise options granted pursuant to the Plan. The Company's employees, directors, officers, consultants and advisors are eligible to be granted options pursuant to the Plan, provided however, that bona fide services must be rendered by such consultants or advisors, and such services must not be in connection with the offer or sale of securities in a capital-raising transaction. As of December 31, 2016, no options were outstanding.

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

ITEM 4. CONTROLS AND PROCEDURES.

(a) We maintain a system of controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (“1934 Act”), is recorded, processed, summarized and reported within time periods specified in the SEC's rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the 1934 Act is accumulated and communicated to our management, including our Chief Executive and Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of December 31, 2016, our Chief Executive and Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Chief Executive and Financial Officer concluded that our disclosure controls and procedures were not effective.

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

