Form 10-Q
period 2017-03-31
Solar Quartz Technologies Corp
filed 2018-01-17
CIK 1497649

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2017

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

SOLAR QUARTZ TECHNOLOGIES CORPORATION

CONSOLIDATED BALANCE SHEETS

	March 31	March 31
	2017	2016
	(Unaudited)	(Unaudited)
ASSETS

Current assets
Cash and cash equivalents	$68	$9,975
Other assets	-	-
Total current assets	68	9,975

Debt issuance costs	-	-

Total assets	$68	$9,975

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$59,013	$19,983
Accrued interest payable	41,350	30,766
Accrued liabilities	21,761	13,290
Short term notes payable	85,000	85,000
Other liabilities	92	300
Current portion of notes payable, net of discount $- and $71,754	70,747	70,747
Total current liabilities	277,963	220,086

Commitments and contingencies	-	-

Stockholders' deficit
Preferred stock, $0.00001 par value; 5,000,000 shares
authorized; none issued or outstanding	-	-
Common stock, $0.00001 par value; 100,000,000 and 50,000,000 shares authorized; 1,002,134 and 1002,134 shares issued and
outstanding	1,002	1,002
Additional paid-in capital	6,318,920	6,318,920
Accumulated deficit	(6,597,817)	(6,530,033)

Total stockholders' deficit	(277,895)	(210,111)

Total liabilities and stockholders' deficit	$68	$9,975

The accompanying notes are an integral part of these consolidated financial statements.

SOLAR QUARTZ TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31		Six Months Ended March 31
	2017	2016	2017	2016
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues
Oil and gas sales	$-	$-	$-	$-

Costs and expenses
Lease operating expense	-	-	-	-
Production taxes	-	-	-	-
Depreciation, depletion and amortization	-	-	-	-
Impairment of O&G properties	-	-	-	-
Asset retirement obligation accretion	-	-	-	-
General and administrative	4,014	20,563	8,734	24,795
Total costs and expenses	4,014	20,563	8,734	24,795

Loss from operations	(4,014)	(20,563)	(8,734)	(24,795)

Other income (expense)
Other income	-	-	-	-
Interest income	-	-	-	-
Interest expense	(2,653)	(2,854)	(5,306)	(7,131)
Other interest costs	(2,125)	(1,603)	(4,250)	(2,852)
Gain on debt extinguishment	-	43,382	-	91,102
Total other income (expense)	(4,778)	38,925	(9,556)	81,119

Net Income (Loss) before income taxes	(8,792)	18,362	(18,290)	56,324

Provision for income taxes	-	-	-	-

Net Income (Loss)	$(8,792)	$18,362	$(18,290)	$56,324

Income (Loss) per share:
Basic and diluted	$(0.01)	$0.02	$(0.02)	$0.06

Weighted average shares outstanding	1,002,134	1,002,134	1,002,134	1,002,134

The accompanying notes are an integral part of these consolidated financial statements.

SOLAR QUARTZ TECHNOLOGIES CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS

	Six Month ended March 31,
	2017	2016
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net Income (loss)	$(67,784)	$56,324
Adjustments to reconcile net income/(loss)
to net cash from operating activities:
Gain on debt extinguishment	-	(76,190)
Change in operating assets and liabilities:
Accounts payable	39,030	(234)
Accrued interest payable	10,584	(7,805)
Accrued liabilities	8,471	2,827
Other liabilities	(208)	25
Net cash from operating activities	(9,907)	(25,053)

Cash flows from investing activities
Capital expenditures on oil and gas properties	-	-
Net cash from investing activities	-	-

Cash flows from financing activities
Issuance of common stock	-	23
Issuance of short term note payable	-	35,000
Net cash from financing activities	-	35,023

Net change in cash and cash equivalents	(9,907)	9,970

Cash and cash equivalents
Beginning of period	9,975	5
End of period	$68	$9,975

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

As of March 31, 2017, Solar Quartz’s significant accounting policies were consistent with those discussed in the audited financial statements as of September 30, 2016.

Earnings (Loss) Per Share—Basic earnings (loss) per share have been calculated based upon the weighted-average number of common shares outstanding. Diluted earnings per share have been calculated based upon the weighted-average number of common and potential common shares. The calculation of diluted weighted-average shares outstanding for the six-month periods ended March 31, 2017 and 2016 excludes 5,374 and 62,974 shares, respectively, issuable pursuant to outstanding warrants, stock options and debt conversion features because their effect is anti-dilutive.

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

NOTE 4 – CONVERTIBLE NOTES PAYABLE

At March 31, 2017, convertible notes totaling $70,747 remained outstanding together with accrued interest of $41,350.

NOTE 5 – INCOME TAXES

The Company estimates its annual effective income tax rate in recording its quarterly provision for income taxes in the various jurisdictions in which the Company operates. Statutory tax rate changes and other significant or unusual items are recognized as discrete items in the quarter in which they occur. The Company recorded no income tax expense for the six-month period ended March 31, 2017 because the Company estimates it will record no income tax expense for the tax year ending September 30, 2017. The Company has a valuation allowance that fully offsets net deferred tax assets.

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

NOTE 7 – STOCK-BASED COMPENSATION

On January 10, 2011, the Board of Directors approved a Non-Qualified Stock Option Plan (the "Plan") which authorizes the issuance of up to 1,500,000 shares of Company common stock to persons that exercise options granted pursuant to the Plan. The Company's employees, directors, officers, consultants and advisors are eligible to be granted options pursuant to the Plan, provided however, that bona fide services must be rendered by such consultants or advisors, and such services must not be in connection with the offer or sale of securities in a capital-raising transaction. As of March 31, 2017, no options were outstanding.

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

