Form 10-Q
period 2017-06-30
Solar Quartz Technologies Corp
filed 2018-01-17
CIK 1497649

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2017

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

Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

SOLAR QUARTZ TECHNOLOGIES CORPORATION

CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
	2017	2016
	(Unaudited)
ASSETS

Current assets
Cash and cash equivalents	$66	$35
Other receivables	-	966
Total current assets	66	1,001

Debt issuance costs	-	-

Total assets	$66	$1,001

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$62,772	$51,212
Accrued interest payable	44,003	36,044
Accrued liabilities	23,885	17,511
Short term notes payable	85,000	85,000
Other liabilities	92	92
Current portion of notes payable, net of discount $- and $71,754	70,747	70,747
Total current liabilities	286,500	260,606

Stockholders' deficit
Preferred stock, $0.00001 par value; 5,000,000 shares
authorized; none issued or outstanding	-	-
Common stock, $0.00001 par value; 100,000,000 and 50,000,000 shares authorized; 1,002,134 and 979,109 shares issued and
outstanding	1,002	1,002
Additional paid-in capital	6,318,920	6,318,920
Accumulated deficit	(6,606,356)	(6,579,527)

Total stockholders' deficit	(286,434)	(259,605)

Total liabilities and stockholders' deficit	$66	$1,001

The accompanying notes are an integral part of these consolidated financial statements.

SOLAR QUARTZ TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30		Nine Months Ended June 30
	2017	2016	2017	2016
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues
Sales	$-	$-	$-	$-

Costs and expenses
General and administrative	3,788	2,754	12,522	27,549
Total costs and expenses	3,788	2,754	12,522	27,549

Loss from operations	(3,788)	(2,754)	(12,522)	(27,549)

Other income (expense)
Other income	27	-	27	-
Interest expense	(2,653)	(2,624)	(7,959)	(11,004)
Other interest costs	(2,125)	(2,096)	(6,375)	(3,699)
Gain on debt extinguishment	-	-	-	91,102
Total other income (expense)	(4,751)	(4,720)	(14,307)	76,399

Net Income (Loss) before income taxes	(8,539)	(7,474)	(26,829)	48,850

Provision for income taxes	-	-	-	-

Net Income (Loss)	$(8,539)	$(7,474)	$(26,829)	$48,850

Income (Loss) per share:
Basic and diluted	$(0.01)	$(0.02)	$(0.03)	$0.05

Weighted average shares outstanding	1,002,134	1,002,134	1,002,134	1,002,134

The accompanying notes are an integral part of these consolidated financial statements.

SOLAR QUARTZ TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Month ended June 30,
	2017	2016
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net Income (loss)	$(26,829)	$48,850
Adjustments to reconcile net income/(loss)
to net cash from operating activities:
Gain on debt extinguishment	-	(76,190)
Change in operating assets and liabilities:
Other assets	966	(966)
Accounts payable	11,560	(6,217)
Accrued interest payable	7,959	(5,180)
Accrued liabilities	6,374	4,923
Other liabilities	0	(183)
Net cash from operating activities	31	(34,963)

Cash flows from financing activities
Issuance of common stock	-	23
Issuance of short term note payable	-	35,000
Net cash from financing activities	-	35,023

Net change in cash and cash equivalents	31	60

Cash and cash equivalents
Beginning of period	35	5

End of period	$66	$65

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

As of June 30, 2017, Solar Quartz’s significant accounting policies were consistent with those discussed in the audited financial statements as of September 30, 2016.

Earnings (Loss) Per Share—Basic earnings (loss) per share have been calculated based upon the weighted-average number of common shares outstanding. Diluted earnings per share have been calculated based upon the weighted-average number of common and potential common shares. The calculation of diluted weighted-average shares outstanding for the three-month periods ended June 30, 2017 and 2016 excludes 5,374 and 62,974 shares, respectively, issuable pursuant to outstanding warrants, stock options and debt conversion features because their effect is anti-dilutive.

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

NOTE 4 – CONVERTIBLE NOTES PAYABLE

At June 30, 2017, convertible notes totaling $70,747 remained outstanding together with accrued interest of $44,003.

NOTE 5 – INCOME TAXES

The Company estimates its annual effective income tax rate in recording its quarterly provision for income taxes in the various jurisdictions in which the Company operates. Statutory tax rate changes and other significant or unusual items are recognized as discrete items in the quarter in which they occur. The Company recorded no income tax expense for the nine-month period ended June 30, 2017 because the Company estimates it will record no income tax expense for the tax year ending September 30, 2017. The Company has a valuation allowance that fully offsets net deferred tax assets.

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

NOTE 7 – STOCK-BASED COMPENSATION

On January 10, 2011, the Board of Directors approved a Non-Qualified Stock Option Plan (the "Plan") which authorizes the issuance of up to 1,500,000 shares of Company common stock to persons that exercise options granted pursuant to the Plan. The Company's employees, directors, officers, consultants and advisors are eligible to be granted options pursuant to the Plan, provided however, that bona fide services must be rendered by such consultants or advisors, and such services must not be in connection with the offer or sale of securities in a capital-raising transaction. As of June 30, 2017, no options were outstanding.

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

