Form 10-Q
period 2017-12-31
Solar Quartz Technologies Corp
filed 2018-02-14
CIK 1497649

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2017

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

As of December 31, 2017, the registrant had 225,642,896 outstanding shares of common stock.

SOLAR QUARTZ TECHNOLOGIES CORPORATION

FORM 10-Q

SOLAR QUARTZ TECHNOLOGIES CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 31	September 30,
	2017	2017
ASSETS
Current Assets:
Cash and cash equivalents	$200	$10,738
Total Current Assets	200	10,738
Other Assets:
Furniture & Equipment	64,939	92,653
Quartz Deposits	30,000	30,000
Total Assets	$95,139	$133,391
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$305,673	$364,009
Accrued interest payable	47,714	45,060
Accrued liabilities	19,828	26,103
Short term notes payable	90,000	85,000
Due to Affiliates	532,063	391,865
Current portion of convertible notes payable, net of discount $- and $-	70,747	70,747
Total Current Liabilities	1,066,025	982,784
Stockholders' Deficit:
Preferred stock, $0.00001 par value; 10,000,000 shares
authorized; none issued or outstanding
Common stock, $0.00001 par value; 500,000,000 and 50,000,000 shares authorized; 225,642,896 and 224,426,229 shares issued
and outstanding	2,256	2,245
Additional paid-in capital	6,020,921	5,888,210
Accumulated deficit	(6,994,064)	(6,739,849)

Total stockholders' deficit	(970,886)	(849,394)

Total liabilities and stockholders' deficit	$95,139	$133,391

The accompanying notes are an integral part of these consolidated financial statements.

SOLAR QUARTZ TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ending December 31,
	2017	2016

Revenues	$-	$-

Operating expenses
Professional Services	155,821
General and administrative	93,616	4,720
Total operating expenses	249,437	4,720

Loss from operations	(249,437)	(4,720)

Other income (expense)
Interest income	1
Interest expense	(2,653)	(2,653)
Other interest costs	(2,125)	(2,125)
Total other income (expense)	(4,777)	(4,778)
	-
Net Income (Loss) before income taxes	(254,214)	(9,498)

Provision for income taxes	-	-

Net Income (Loss)	$(254,214)	$(9,498)

Income (Loss) per share:
Basic and diluted	$(0.01)	$(0.01)

Weighted average shares outstanding	224,676,229	1,002,134

The accompanying notes are an integral part of these consolidated financial statements.

4

SOLAR QUARTZ TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

For the Three-Month Period Ended December 31, 2017 and 2016

(Unaudited)

	2017	2016
Cash flows from operating activities
Net Income (loss)	$(254,215)	$(9,498)
Adjustments to reconcile net income/(loss)
to net cash from operating activities:
Stock-based compensation	56,248
Depreciation expense	27,714
Change in operating assets and liabilities:
Other assets	-	966
Accounts payable	(58,336)	3,818
Accrued interest payable	2,654	2,652
Accrued liabilities	(6,275)
Other liabilities	-	2,124
Net cash from operating activities	(232,210)	63
Cash flows from financing activities
Due from/to Affiliates Proceeds from issuance of common stock	165,998 50,674	-
Issuance of short term note payable	5,000	-
Net cash from financing activities	221,672	-
Net change in cash and cash equivalents	(10,538)	63
Cash and cash equivalents
Beginning of period	10,738	35
End of period	$200	$98

Supplemental cash flow information	Quarter ended December 31,
	2017	2016
Interest paid	$-	$-
Noncash investing and financing activities:
Debt forgiveness	$25,800	-

The accompanying notes are an integral part of these consolidated financial statements.

SOLAR QUARTZ TECHNOLOGIES CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION

These consolidated financial statements of Solar Quartz Technologies Corporation (Solar Quartz or the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). In the opinion of management, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. Certain information, accounting policies and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to Securities and Exchange Commission (SEC) rules and regulations. These financial statements should be read along with Solar Quartz’s audited financial statements as of September 30, 2017.

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

Use of Estimates -The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Significant estimates include but are not limited to the estimate of percentage of completion on construction contracts in progress at each reporting period which we rely on as a primary basis of revenue recognition, estimated useful lives of equipment for purposes of depreciation and the valuation of common shares issued for services, equipment and the liquidation of liabilities.

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

NOTE 3 – CONVERTIBLE NOTES PAYABLE

The Company’s indebtedness as of December 31 and September 30, 2017 were as follows:

Description	December 31, 2017	September 30, 2017

Convertible notes	$70,747	$70,747
Notes Payable	$90,000	$85,000

$5,000 was advanced on the notes payable for the three months ended December 31, 2017.

The notes payable bear interest at 10% and are due on demand. The convertible notes bear interest at 15% and are also due on demand. The principal and accrued interest of these notes can be converted at the discretion of the holders into common shares at $3.31/share.

NOTE 4- RELATED PARTY

In the fiscal year ended September 30, 2017 we reported $418,755 due to affiliated parties that was an obligation on the books of Solar Quartz Technologies Limited upon its acquisition. That amount on December 31, 2017 was $561,235, represented by an increase on the books of Solar Quartz Technologies Limited (SQTL) to its affiliate, Australian Oil and Gas Holdings, Inc. (AOGH) the owner of nearly 95% of the shares of the Company. There was $25,800 debt forgiveness from its affiliate and it was charged to Additional Paid-in Capital. Receivables from AOGH reported in the fiscal year ended September 30, 2017 was $26,890, increasing to $29,172 at December 31, 2017. The offsetting amounts of the receivables and payables were $532,063 and $391,865 at December 31, 2017 and September 30, 2017 respectively.

NOTE 5 – STOCKHOLDERS' EQUITY

Common shares of 318,734 were issued for $50,674 in cash during the three months ended December 31, 2017 resulting in an increase to common stock of $3 and additional paid-in capital of $50,671.

750,000 shares were issued for services provided by a member of board of directors; which resulted in the increase of additional paid-in capital of $56,240 and common stock of $8.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATION

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes, and other financial information included in this Form 10-Q.

Our Management's Discussion and Analysis contains not only statements that are historical facts, but also statements that are forward-looking. Forward-looking statements are, by their very nature, uncertain and risky. Although the forward-looking statements in this Quarterly Report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by them. Consequently, and because forward-looking statements are inherently subject to risks and uncertainties, the actual results and outcomes may differ materially from the results and outcomes discussed in the forward-looking statements. You are urged to carefully review and consider the various disclosures made by us in this report as we attempt to advise interested parties of the risks and factors that may affect our business, financial condition, and results of operations and prospects.

FORWARD LOOKING STATEMENTS

The information contained in this Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve risks and uncertainties, including among other things, statements regarding our capital needs, business strategy and expectations. Any statement which does not contain a historical fact may be deemed to be a forward-looking statement. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. In evaluating forward looking statements, you should consider various factors outlined in our Form 10-K report for the year ended September 30, 2016, filed with the U.S. Securities Exchange Commission (“SEC”) and, from time to time, in other reports we file with the SEC. These factors may cause our actual results to differ materially from any forward-looking statement. We disclaim any obligation to publicly update these statements or disclose any difference between our actual results and those reflected in these statements.

Overview

In July 2017 we acquired Solar Quartz Technologies Limited, a New Zealand corporation, as described in Note 1 to the Financial Statements above. We are now seeking new financings to meet development and general operating obligations and to justify a market for our stock. Absent achieving such a transaction in the near future, our viability is in doubt. As of December 31, 2017, the Company has not been successful in meeting this goal; however, work is underway to secure such financing and we believe that such financing of the Company is possible in the near future.

Current Business and Operations

In July 2017 we acquired Solar Quartz Technologies Limited, a New Zealand corporation, as described in Note 1 to the Financial Statements above. We are now seeking new financings to meet development and general operating obligations and to justify a market for our stock. Absent achieving such a transaction in the near future, our viability is in doubt. As of December 31, 2017, the Company has not been successful in meeting this goal; however, work is underway to secure such financing and we believe that such financing of the Company is possible in the near future.

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

We are currently actively seeking interim working capital in order to complete mining plans and build a pre-processing plant in Townsville, North Queensland, Australia, build upon our already significant management team and market HPQ and HPQS to established markets with whom our management team have had prior relationships. These organizational efforts will also include securing significant new capital for the acquisition of a site and the building of the pre-processing plant. Upon completion, that plant will enable the Company to upgrade its newly mined HPQS to a higher level of purity (HPQS) that has a significant world-wide demand for use in the production of advanced PV solar Panels and all high-end electronics, lighting, telecom, optic and microelectronics. Failure to secure these financings will have a negative impact on the Company’s ability to continue as a going concern.

Results of Operations

For the fiscal quarters ended December 31, 2016 and December 31, 2017 we generated no revenues, and thus no cost of sales or gross profits.

For the fiscal quarters ended December 31, 2016 and December 31, 2017, we incurred $4,720_and $249,437 respectively in operating expenses. The operating expense increases are due to the acquisition of Solar Quartz Technologies Limited, which had much more administrative activity in the current fiscal year, primarily in the form of professional services and other general and administrative expenses.

For the fiscal quarter ended December 31, 2016 we recorded other expenses of $4,778_while in December 31, 2017 we incurred expenses of $4,777, all of both items represented by interest on debt.

For the year quarter December 31, 2016, we reported net loss before taxes of $9,498 while in the fiscal quarter ended December 31, 2017 we reported a net loss before taxes of $254,214. Since there were no tax obligations in either year, net income / loss in each year was the same as that reported before taxes.

For the fiscal quarters ended September 30, 2017 and December 31, 2017, our cash positions were $10,738 and $200 respectively, all attributable to loans to the company from affiliated and non-affiliated parties to meet expenses. In the fiscal year ended September 30, 2017 we reported $391,865 due to affiliated parties that was an obligation on the books of Solar Quartz Technologies Limited upon its acquisition. That amount on December 31, 2017 was $532,063, represented by an increase on the books of Solar Quartz Technologies Limited (SQTL) to its affiliate, Australian Oil and Gas Holdings, Inc. (AOGH) the owner of nearly 95% of the shares of the Company. Receivables from AOGH reported in the fiscal year ended September 30, 2017 was $26,890, increasing to $29,172 at December 31, 2017.

As of December 31, 2017, we had total current liabilities of $1,066,025 while as of September 30, 2017, we had total current liabilities of $982,784, an increase of about 8.5%. Accrued interest payable increased from $45,060 to $47,714, all attributable to accruals on convertible notes payable.

Liquidity and Capital Resources

As of December 31, 2017, we had $200 in total current assets and $1,066,025 in total current liabilities. Accordingly, we had a working capital deficit of $1,065,825.

Operating activities used $232,210 in cash for the quarter ended December 31, 2017, as compared with $63 for the quarter ended December 31, 2016. Our increase in cash used in operating activities was due to increased professional and contract labor costs as a result of the combination of the companies. The increases were attributable to the operating loss of $254,214 for the quarter ended December 31, 2017 as compared to the operating loss of $9,498 in the fiscal quarter ended December 31, 2016.

Cash from financing activities in the quarter ended December 31, 2017, included increases in amounts due to affiliates of $165,998 compared to none in the quarter ended September 30, 2016. And the issuance of stock $50,674 and a short term note payable of $5,000 generated an increase in cash in the quarter ended December 2017 while none was generated in the quarter ended December 31, 2016.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements.

Critical Accounting Policies and Estimates

For a discussion of our accounting policies and related items, please see the Notes to the Financial Statements, included in Item 1.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

(a) We maintain a system of controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (“1934 Act”), is recorded, processed, summarized and reported within time periods specified in the SEC's rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the 1934 Act is accumulated and communicated to our management, including our Chief Executive and Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of December 31, 2017, our Chief Executive and Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Chief Executive and Financial Officer concluded that our disclosure controls and procedures were not effective.

Warren Dillard, our Chief Executive and Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2017 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework (1992). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls.

Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2017. Material weaknesses are inherent when we are unable to file current and periodic reports with the SEC as required by regulation. This limitation resulted from a general lack of financial support and resources in accounting and financial reporting systems to enable us to provide accurate reports on a timely basis

Changes in Internal Control Over Financial Reporting

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

SOLAR QUARTZ TECHNOLOGIES CORPORATION

Date: February 13, 2018	By:	/s/ Warren M. Dillard
Warren M. Dillard,
Chief Executive and Financial
Officer

