Form 10-Q
period 2018-03-31
Solar Quartz Technologies Corp
filed 2018-05-22
CIK 1497649

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2018

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

As of May 21, 2018, the registrant had 234,551,148 outstanding shares of common stock.

SOLAR QUARTZ TECHNOLOGIES CORPORATION

FORM 10-Q

SOLAR QUARTZ TECHNOLOGIES CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31	September 30
	2018	2017
ASSETS
Current Assets:
Cash and cash equivalents	$3,756	$10,738
Due from affiliate	28,671	26,890
Total Current Assets	32,427	37,628
Other Assets:
Furniture & Equipment	59,283	92,653
Quartz Deposits	30,565	30,000
Total Assets	$122,275	$160,280

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$516,294	$364,009
Accrued interest payable	50,366	45,060
Accrued liabilities	30,461	26,011
Short term notes payable	90,000	85,000
Other liabilities	92	92
Due to Affiliates	439,448	418,755
Current portion of notes payable	70,747	70,747
Total Current Liabilities	$1,197,408	$1,009,674
Stockholders' Deficit:
Preferred stock, $0.00001 par value; 10,000,000 shares
authorized; none issued or outstanding
Common stock, $0.00001 par value, 500,000,000 shares authorized; 234,451,148 and 224,426,229 shares issued
and outstanding	2,345	2,245
Additional paid-in capital	7,360,968	5,888,210
Accumulated deficit	(8,438,446)	(6,739,849)

Total stockholders' deficit	(1,075,133)	(849,394)
Total liabilities and Stockholders' deficit	$122,275	$160,280

The accompanying notes are an integral part of these consolidated financial statements.

SOLAR QUARTZ TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ending March 31		Six Months Ending March 31,
	2018	2017	2018	2017
Revenues	$-	$-	$-	$-

Costs and expenses
Professional Services	1,366,045	-	1,521,869	-
General and administrative	73,561	4,014	167,171	8,734
Total costs and expenses	1,439,606	4,014	1,689,040	8,734

Loss from operations	(1,439,606)	(4,014)	(1,689,040)	(8,734)

Other income (expense)
Interest income	-	-	(1)	-
Interest expense	(2,653)	(2,653)	(5,306)	(5,306)
Other interest costs	(2,125)	(2,125)	(4,250)	(4,250)
Total other income (expense)	(4,778)	(4,778)	(9,557)	(9,556)

Net Income (Loss) before income taxes	(1,444,384)	(8,792)	(1,698,597)	(18,290)

Provision for income taxes	-	-	-	-

Net Income (Loss)	$(1,444,384)	$(8,792)	$(1,698,597)	$(18,290)

Income (Loss) per share:
Basic and diluted	$(0.00)	$(0.01)	$(0.00)	$(0.02)

Weighted average shares outstanding	224,676,229	1,002,134	224,676,229	1,002,134

The accompanying notes are an integral part of these consolidated financial statements.

SOLAR QUARTZ TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES

IN STOCKHOLDERS' DEFICIT

For the six months ended March 31, 2018

 (Unaudited)

	Common Stock
	Deficit Shares	Equity Amount	Additional Paid-In Capital	Accumulated	Stockholders’

Balance September 30, 2017	224,426,229	$2,245	$5,888,210	$(6,739,849)	$(849,394)

Issuance of shares for sale of
common Stock	1,616,667	16	160,787	-	160,803
Related Party Debt Forgiveness			25,800		25,800
Issuance of additional shares for
acquisition	208,252	2	(2)	-	-
Issuance of shares for
Compensation and service	8,200,000	82	1,286,166	-	1,286,256
Net Income (Loss)	-	-	-	(1,698,597)	(1,698,597)

Balance March 31, 2018	234,451,148	$2,345	$7,360,958	$(8,438,446)	$(1,075,133)

The accompanying notes are an integral part of these consolidated financial statements

SOLAR QUARTZ TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Six Months ended March 31
	2018	2017
Cash Flows from operating activities
Net income (loss)	$(1,698,597)	$(18,290)
Depreciation	33,370	-
Stock issued for service	1,286,256	-
Other assets	-	966
Quartz assets	(565)	-
Accounts Payable	152,285	10,801
Accrued interest payable	5,306	5,306
Accrued liabilities	4,450	4,250
Related Party payables	-	(3,000)
Net Cash from (used in) operating activities	(217,495)	33

Cash flows from investing activities
Purchases of Fixed assets and Equipment	-	-
Net cash from investing activities	-	-

Cash flows from financing activities
Issuance of common stock for cash	160,803	-
Proceeds of debts	5,000	-
Due from/to Affiliates	44,712
Net cash flows from financing activities	210,512	-

Net change in cash and cash equivalents	(6,982)	33

Cash at beginning of period	10,738	35
Cash at end of period	$3,756	$68

Supplement cash flow information
Noncash financing activities:
Issuance of shares to Vanguard shareholders	$2	-

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

NOTE 3 – CONVERTIBLE NOTES PAYABLE

The Company’s indebtedness as of March 31, 2018 and September 30, 2017 were as follows:

Description	March 31, 2018	September 30, 2017

Convertible notes	$70,747	$70,747
Notes Payable	$90,000	$85,000

The notes payable bear interest at 10% and are due on demand. The convertible notes bear interest at 15% and are also due on demand. The principal and accrued interest of these notes can be converted at the discretion of the holders into common shares at $3.31/share.

NOTE 4 –  RELATED PARTY

In the fiscal year ended September 30, 2017 we reported $418,755 due to affiliated parties that was an obligation on the books of Solar Quartz Technologies Limited upon its acquisition. That amount on March 31, 2018 was $439,448, represented by an increase on the books of Solar Quartz Technologies Limited (SQTL) to its affiliate, Australian Oil and Gas Holdings, Inc. (AOGH) the owner of nearly 95% of the shares of the Company and the CEO of Solar Quartz Technologies. Receivables from AOGH reported in the fiscal year ended September 30, 2017 was $26,890, increasing to $28,671 at March 31, 2018. The offsetting amounts of the receivables were payables of $410,777 and $391,865 at March 31, 2018 and September 30, 2017 respectively.

NOTE 5 – STOCKHOLDERS' EQUITY

1,616,667 common shares were issued for $160,803 in cash during the six months ended March 31, 2018, resulting in an increase to Common Stock of $16 and Additional Paid-in Capital of $160,787.

8,200,000 shares of common stock were issued for services provided by members of board of directors and associated parties; which resulted in an increase of Common Stock of $82 and Additional Paid-in Capital of $1,286,166.

208,252 shares of common stock were issued to Vanguard shareholders who held all of the shares of the company prior to the acquisition in July 2017 of Solar Quartz Technologies Limited in order to adjust their respective holdings to reflect the terms of the acquisition agreement. This resulted in an increase in common stock of $2 and a reduction in Additional Paid-in Capital of $2.

NOTE 6 – SUBSEQUENT EVENTS

There have been no subsequent events that would have a material impact on the contents of this report.

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

FORWARD LOOKING STATEMENTS

The information contained in this Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve risks and uncertainties, including among other things, statements regarding our capital needs, business strategy and expectations. Any statement which does not contain a historical fact may be deemed to be a forward-looking statement. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. In evaluating forward looking statements, you should consider various factors outlined in our Form 10-K report for the year ended September 30, 2017, filed with the U.S. Securities Exchange Commission (“SEC”) and, from time to time, in other reports we file with the SEC. These factors may cause our actual results to differ materially from any forward-looking statement. We disclaim any obligation to publicly update these statements or disclose any difference between our actual results and those reflected in these statements.

Overview

In July 2017 we acquired Solar Quartz Technologies Limited, a New Zealand corporation, as described in Note 1 to the Financial Statements above. We are now seeking new financings to meet development and general operating obligations and to justify a market for our stock. Absent achieving such a transaction in the near future, our viability is in doubt. As of March 31, 2018, the Company has not been successful in meeting this goal; however, work is underway to secure such financing and we believe that such financing of the Company is possible in the near future.

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

Results of Operations

For the fiscal quarters ended March 31, 2017 and March 31, 2018 we generated no revenues, and thus no cost of sales or gross profits.

For the fiscal quarters ended March 31, 2017 and March 31, 2018, we incurred $4,014 and $1,439,606 respectively in operating expenses. The operating expense increases are due to the acquisition of Solar Quartz Technologies Limited, which had much more administrative activity in the current fiscal year, primarily in the form of professional services and other general and administrative expenses. These expenses were especially high in the current period due to the one-time issuance of common shares to members of management, the board of directors and advisors for services over the past 6 months, representing fair value totaling $1,286,256.

For the fiscal quarter ended March 31, 2017 we recorded other expenses of $4,778, while in March 31, 2018 we incurred expenses of $4,778 all of both items represented by interest on debt.

For the year quarter March 31, 2017, we reported net loss before taxes of $8,792 while in the fiscal quarter ended March 31, 2018 we reported a net loss before taxes of $1,444,384. Since there were no tax obligations in either year, net income / loss in each year was the same as that reported before taxes.

For the fiscal periods ended September 30, 2017 and March 31, 2018, our cash positions were $10,738 and $3,756 respectively, on September 30, 2017 attributable to loans to the company from affiliated parties, and on March 31, 2018 to loans from affiliated parties and sales of $160,787 of common stock to non-affiliated parties to meet expenses. In the fiscal year ended September 30, 2017 we reported $391,865 due to affiliated parties that was an obligation on the books of Solar Quartz Technologies Limited upon its acquisition. That amount on March 31, 2018 was $439,448, represented by an increase on the books of Solar Quartz Technologies Limited (SQTL) to its affiliate, Australian Oil and Gas Holdings, Inc. (AOGH) the owner of nearly 95% of the shares of the Company. Receivables from AOGH reported in the fiscal year ended September 30, 2017 was $26,890, increasing to $28,671 at March 31, 2018.

As of March 31, 2018, we had total current liabilities of $1,197,408 while as of September 30, 2017, we had total current liabilities of $982,784, an increase of about 22%. Accrued interest payable increased from $45,060 to $50,366 all attributable to accruals on convertible notes payable.

Liquidity and Capital Resources

As of March 31, 2018, we had $32,427 in total current assets and $1,197,408 in total current liabilities. Accordingly, we had a working capital deficit of $1,164,981.

Operating activities used $172,786 in cash for the quarter ended March 31, 2018, as compared with $9,907 for the quarter ended March 31, 2017. Our increase in cash used in operating activities was due to increased professional and contract labor costs as a result of the combination of the companies. The increases were attributable to the operating loss of $1,698,597 for the quarter ended March 31, 2018 as compared to the operating loss of $9,907 in the fiscal quarter ended March 31, 2017.

Cash from financing activities in the quarter ended March 31, 2018, included increases in amounts due to affiliates of $5,000 compared to none in the quarter ended March 31, 2017. And the issuance of stock for $165,803 generated an increase in cash in the quarter ended March 31, 2018 while none was generated in the quarter ended March 31, 2017. Additionally, during the period reported we issued 8,200,000 common shares to all of the management team and affiliated parties for services provided to the company for the past months.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

(a) We maintain a system of controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (“1934 Act”), is recorded, processed, summarized and reported within time periods specified in the SEC's rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the 1934 Act is accumulated and communicated to our management, including our Chief Executive and Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of March 31, 2018, our Chief Executive and Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Chief Executive and Financial Officer concluded that our disclosure controls and procedures were not effective.

Warren Dillard, our Chief Executive and Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of March 31, 2018 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework (1992). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls.

Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of March 31, 2018. Material weaknesses are inherent when we are unable to file current and periodic reports with the SEC as required by regulation. This limitation resulted from a general lack of financial support and resources in accounting and financial reporting systems to enable us to provide accurate reports on a timely basis

Changes in Internal Control Over Financial Reporting

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

SOLAR QUARTZ TECHNOLOGIES CORPORATION

Date: May 22, 2018	By:	/s/ Warren M. Dillard
Warren M. Dillard,
Chief Executive and Financial Officer

