Form 10-Q
period 2018-06-30
Solar Quartz Technologies Corp
filed 2018-08-20
CIK 1497649

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2018

☐ Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission File Number: None

SOLAR QUARTZ TECHNOLOGIES CORPORATION
(Exact name of registrant as specified in its charter)

COLORADO	27-2888719
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

433 N. Camden Dr., Ste. 400

Beverly Hills, CA 90212

(Address of principal executive offices, including Zip Code)

(310) 279-5100
(Issuer’s telephone number, including area code)

____________________________________________

(Former name or former address if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If and emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period of complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 20, 2018, the registrant had 235,884,815 outstanding shares of common stock.

Solar Quartz Technologies Corporation

Form 10-Q

INDEX

		Page
Part I Financial Information

Item 1	Financial Statements	4

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	8

Item 3	Quantitative and Qualitative Disclosures About Market Risk.	10

Item 4	Controls and Procedures.	10

Part II Other Information

Item 1	Legal Proceedings.

Item 1A	Risk Factors

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds.

Item 3	Defaults Upon Senior Securities.

Item 4	Mine Safety Disclosures

Item 5	Other Information

Item 6	Exhibits - None	11

Signatures		12

SOLAR QUARTZ TECHNOLOGIES CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30	September 30
	2018	2017
ASSETS
Current Assets:
Cash and cash equivalents	28	$10,738
Due from SQTL	-
Due from SQTX	-
Due from affiliates	27,638	26,890
Total Current Assets	27,666	37,628
Other Assets:
Furniture, Fixtures & Equipment (Net)	52,798	92,653
Quartz Deposits	30,102	30,000
Total Assets	$110,566	$160,280

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable	231,910	$364,101
Accounts payable – related party	295,754	-
Accrued interest payable	53,019	45,060
Accrued liabilities to related party	32,711	26,011
Short term notes payable	90,000	85,000
Due to Affiliates	424,048	418,755
Current portion of notes payable	70,747	70,747
Total Current Liabilities	1,198,189	1,009,674
Shareholders Deficit:

Preferred stock, $0.00001 par value, 10,000,000 shares	-	-
authorized; none issued or outstanding
Common Stock, $0.00001 par value, 500,000,000 shares	2,359	2,245
authorized; 235,884,815 and 224,426,229 shares issued and outstanding
Additional paid-in capital	7,533,947	5,888,210
Accumulated deficit	(8,693,671)	(6,739,849)
Other comprehensive income	69,742	-

Total stockholders' deficit	(1,087,623)	(849,394)
Total liabilities and stockholders' deficit	$110,566	$160,280

The accompanying notes are an integral part of these consolidated financial statements.

SOLAR QUARTZ TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ending June 30,		Nine Months Ending June 30,
	2018	2017	2018	2017

Revenues	$-	$-	$1	$-

Costs and expenses
Professional Services	235,833		1,757,702
General and administrative	16,156	3,788	183,327	12,522
Total costs and expenses	251,989	3,788	1,941,029	(12,522)

Loss from operations	(251,989)	(3,788)	(1,941,029)	(12,522)

Other income (expense)
Other income	1,665	27	-	27
Interest income	(1)	-	1,665	-
Interest expense	(2,653)	(2,653)	(7,959)	(7,959)
Other interest costs	(2,250)	(2,125)	(6,500)	(6,375)
Total other income (expense)	(3,239)	(4,751)	(12,794)	(14,307)
	-
Net loss	(255,228)	(8,539)	(1,953,823)	(26,829)
	-
Currency Translation Adjustment	69,742	-	69,742	-

Comprehensive loss	$(185,486)	$(8,539)	$(1,884,081)	$(26,829)

Loss per share:
Basic and diluted	$(0.00)	$(0.01)	$(0.00)	$(0.03)

Weighted average shares outstanding	235,012,370	1,002,134	229,768,805	1,002,134

The accompanying notes are an integral part of these consolidated financial statements.

SOLAR QUARTZ TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended June 30
	2018	2017
Cash flows from operating activities
Net loss	$(1,884,081)	$(26,829)
Adjustments to reconcile net loss
To net cash used in operating activities:
Depreciation	39,855	-
Stock based compensation	1,443,749	-
Change in operating assets and liabilities:
Other assets	(102)	966
Accounts payable	(132,912)	11,560
Accrued interest payable	7,959	7,959
Accrued liabilities	6,700	6,375
Accrued compensation	295,754	-
Other liabilities	30,345	-
Net cash provided by (used in) operating activities	(192,013)	31

Cash flows from financing activities
Issuance of common stock for cash	176,003	-
Issuance of short term note payable	5,000	-
Net cash from financing activities	181,303

Net change in cash and equivalents	(10,710)	31

Cash and cash equivalents
Beginning of period	10,738	35
End of period	$28	$66

Supplemental cash flow information
Noncash financing activities
Issuance of shares to Vanguard shareholders	$2	$-
Cash paid for interest expense	$-	$-
Cash paid for income taxes	$-	$-

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

SOLAR QUARTZ TECHNOLOGIES CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

NOTE 3 – CONVERTIBLE NOTES PAYABLE

The Company’s indebtedness as of June 30, 2018 and September 30, 2017 were as follows:

Description	June 30, 2018	September 30, 2017

Convertible notes	$70,747	$70,747
Notes Payable	$90,000	$85,000

The notes payable bear interest at 10% and are due on demand. The convertible notes bear interest at 15% and are also due on demand. The principal and accrued interest of these notes can be converted at the discretion of the holders into common shares at $3.31/share.

NOTE 4 –  RELATED PARTY

In the fiscal year ended September 30, 2017 we reported $418,755 due to affiliated parties that was an obligation on the books of Solar Quartz Technologies Limited upon its acquisition. That amount on June 30, 2018 was $424,048, represented by an increase on the books of Solar Quartz Technologies Limited (SQTL) to its affiliate, Australian Oil and Gas Holdings, Inc. (AOGH) the owner of nearly 95% of the shares of the Company and the CEO of Solar Quartz Technologies. Receivables from AOGH reported in the fiscal year ended September 30, 2017 was $26,890, increasing to $27,638 at June 30, 2018.

As of June 30, 2018, and September 30, 2017 the Company had accounts payable of $295,754 and $0, respectively, to directors of the Company for accrued consulting fees and compensation.

NOTE 5 – STOCKHOLDERS' EQUITY

2,000,334 common shares were issued for $176,303 in cash during the nine months ended June 30, 2018, resulting in an increase to Common Stock of $13 and Additional Paid-in Capital of $176,290.

10,000,000 shares of common stock were issued for services provided by members of board of directors and associated parties; which resulted in an increase of Common Stock of $101 and Additional Paid-in Capital of $1,443,648.

208,252 shares of common stock were issued to Vanguard shareholders who held all of the shares of the company prior to the acquisition in July 2017 of Solar Quartz Technologies Limited in order to adjust their respective holdings to reflect the terms of the acquisition agreement. This resulted in an increase in common stock of $2 and a reduction in Additional Paid-in Capital of $2.

NOTE 6 – SUBSEQUENT EVENTS

On August 13, 2018 the Company entered into a convertible note payable with a third party for the amount of $63,000, the note bears interest of 12% and is due May 30, 2019. Conversion price to be 55% of the lowest trading price during the 20 days prior to the latest trading day prior to conversion date. The Company is evaluating the accounting for the apparent imbedded derivative liability included in this note but as of the date these financial statements were released, has not completed that evaluation.

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

Overview

In July 2017 we acquired Solar Quartz Technologies Limited, a New Zealand corporation, as described in Note 1 to the Financial Statements above. We are now seeking new financings to meet development and general operating obligations and to justify a market for our stock. Absent achieving such a transaction in the near future, our viability is in doubt. As of June 30, 2018, the Company has not been successful in meeting this goal; however, work is underway to secure such financing and we believe that such financing of the Company is possible in the near future.

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

Results of Operations

For the quarters ended June 30, 2017 and June 30, 2018 we generated no revenues, and thus no cost of sales or gross profits.

For the quarters ended June 30, 2017 and June 30, 2018, we incurred $3,788 and $251,989 respectively in operating expenses. The operating expense increases are due to the acquisition of Solar Quartz Technologies Limited, which had much more administrative activity in the current fiscal year, primarily in the form of professional services and other general and administrative expenses.

For the quarter ended June 30, 2017 we recorded other expenses of $4,751, all of which was represented by interest on debt, while for the fiscal quarter ended June 30, 2018 we incurred other expenses of $3,239 including interest on debt of 4,903 offset by $1,665 of other comprehensive Income.

For the quarter ended June 30, 2017, we reported net loss and comprehensive loss of $8,539 with no translation gains or losses while in the fiscal quarter ended June 30, 2018 we reported a net loss of $255,228 and a comprehensive loss of $185,486, after translation gains of $69,742.

For the periods ended September 30, 2017 and June 30, 2018, our cash positions were $10,738 and $28 respectively. As of September 30, 2017, we reported $418,755 due to affiliated parties that was an obligation on the books of Solar Quartz Technologies Limited upon its acquisition. That amount on June 30, 2018 was $424,048, represented by an increase on the books of Solar Quartz Technologies Limited (SQTL) to its affiliate, Australian Oil and Gas Holdings, Inc. (AOGH) the owner of nearly 95% of the shares of the Company. Receivables from AOGH reported in the fiscal year ended September 30, 2017 was $26,011, increasing to $32,711 at June 30, 2018.

Liquidity and Capital Resources

As of June 30, 2018, we had total current liabilities of $1,198,189 while as of September 30, 2017, we had total current liabilities of $1,009,674, an increase of about 19%. Accrued interest payable increased from $45,060 to $53,019 all attributable to accruals on convertible notes payable.

Operating activities used $192,013 in cash for the 9 months ended June 30, 2018, as compared with $31 for the 9 months ended June 30, 2017. Our increase in cash used in operating activities was due to increased professional and contract labor costs as a result of the combination of the companies. The increases were attributable to the operating loss of $1,884,081 for the 9 months ended June 30, 2018 as compared to the operating loss of $26,829 in the 9 months ended June 30, 2017.

Cash from financing activities in the quarter ended June 30, 2018, used $181,303 for the 9 months ended June 30, 2018, which included the issuance of stock for $176,303, amounts due to related parties of $295,754 and issuance of short term note payable of $5,000, as compared to $0 for the 9 months ended June 30, 2017.

Additionally, during the nine-month period ended June 30, 2018, we reflected share based compensation in the amount of $1,483,749 compared to $- for the nine-month period ended June 30, 2017.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

(a) We maintain a system of controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (“1934 Act”), is recorded, processed, summarized and reported within time periods specified in the SEC's rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the 1934 Act is accumulated and communicated to our management, including our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of June 30, 2018, our Chief Executive and Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Chief Executive and Financial Officer concluded that our disclosure controls and procedures were not effective.

Warren Dillard, our Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of June 30, 2018 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework (1992). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls.

Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of June 30, 2018. Material weaknesses are inherent when we are unable to file current and periodic reports with the SEC as required by regulation. This limitation resulted from a general lack of financial support and resources in accounting and financial reporting systems to enable us to provide accurate reports on a timely basis

Changes in Internal Control Over Financial Reporting

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

PART II

ITEM 6. EXHIBITS

Exhibits

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOLAR QUARTZ TECHNOLOGIES CORPORATION

Date: August 20, 2018	By:	/s/ Warren M. Dillard
Warren M. Dillard,
Chief Financial and Accounting Officer

