Form 10-K
period 2015-09-30
Solar Quartz Technologies Corp
filed 2018-09-07
CIK 1497649

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2015

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ______________ TO ______________

COMMISSION FILE NUMBER: 333-174194

SOLAR QUARTZ TECHNOLOGIES CORPORATION
(Exact Name of Company as Specified in its Charter)

Colorado	27-2888719
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

433 North Camden Drive, Suite 400, Beverly Hills, California	90212
(Address of Principal Executive Offices)	(Zip Code)

Company’s telephone number: (310) 279-5100

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: common stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act: Yes ☐ No ☒.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act: Yes ☐ No ☒.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) been subject to such filing requirements for the past 90 days: Yes ☒ No ☐.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every interactive data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Company’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☒.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act: Yes ☐ No ☒.

The aggregate market value of the voting stock held by non-affiliates of the registrant on September 30, 2017 was $225,116,996. As of September 30, 2017, the registrant had 214,404,889 outstanding shares of common stock. It was also contractually committed to issue an additional 10,021,340 shares of common stock to certain holders or their successors of its common stock prior to July 1, 2017.

PART I.

ITEM 1. BUSINESS.

Business Development.

Solar Quartz Technologies Corporation (“Company”) was incorporated in Colorado on June 21, 2010 as Vanguard Energy Corporation (“Vanguard”) and until June 2014 was involved in the exploration and development of oil and gas properties in southeast Texas. Vanguard was never able to earn a profit and in January of 2013 investigating began into the possibility of selling its oil and gas properties. The sale of these oil and gas properties represented the sale of substantially all of these assets in June 2014.

On July 1, 2017 the Company acquired all of the shares of Solar Quartz Technologies Limited, a company incorporated in New Zealand (“SQTNZ”). These shares were purchased from Solar Quartz Technologies, Inc. (“SQTI”). Subsequently the name was changed Solar Quartz Technologies Corporation in Colorado (on July 5, 2017) and with FINRA, and have also been cleared by FINRA to use the new trading symbol SQTX. During July 2017 the Company issued 213,402,755 new shares of common stock to SQTI in exchange for 122 (100%) of the common shares of SQTNZ. The issuance of these shares was equivalent to 95% of the Company’s shares issued, after the Company issues in the future an additional 10,021,224 shares of common stock to those holders of our common stock immediately prior to the acquisition. The Company does not anticipate any further reorganization of its common stock. The Company plans to apply to trade on the more senior OTCQX exchange or NASDAQ.

On August 19, 2014, a 100-for-1 reverse split of our common stock became effective. On July 1, 2017 the Company increased its authorized common shares to 500,000,000 and its authorized preferred shares to 10,000,000.

Current Business of the Company.

SQTNZ is a corporation that has had no prior business activity other than being the title owner of the exclusive mining and development rights for two High Purity Quartz (HPQ) Silica deposits known as Quartz Hill (represented by leases ML 30235, ML 30236 and ML 30237) and White Springs (represented by leases ML 30238 and ML 30239) located in North Queensland, Australia. Based on resource estimates prepared by I J M Wilson, ARMIT, MAIG, a qualified resource appraiser in Australia. The report is prepared in accordance with standards established by Australasian Code for Reporting of Exploration Results, Mineral Resources and Ore Reserves (JORC Code 204). Together they contain deposits of more than 15 million tons of 99% pure high purity quartz that is feedstock in high demand in the marketplace to be used in the production of high purity quartz sand according to independent professional reports. Based on preliminary, independent valuation studies, previously obtained offers for purchase of the raw materials and other considerations, the board of directors of the Company believes the net present value of the recoverable deposits to be $530 million. The valuation of these resources included consideration of the current market prices for the materials when mined and processed, the cost of mining the quartz deposits, mining recovery obligations, pre-processing and refining costs on a net present value basis.

High purity quartz sand is an essential primary material for the manufacture of: photo-voltaic (“PV”) solar panels; semiconductors; all high-end electronic products; fiber optical cables; halogen lamps; HD and LCD television screens; and epoxy mounding compounds.

The Company is currently seeking capital to build a stage one pre-processing plant to upgrade the High purity quartz sand to be salable as feedstock for numerous high-tech applications. The Company plans to build that plant in Townsville, Queensland, Australia, near the mine site, and a major port city where the upgraded product can easily be shipped to any user in the world. The current estimated cost of the facility, plus operating capital, is approximately $10 million to build and equip. Upon completion, that facility will be able to upgrade the raw quartz to a High purity quartz sand purity level that meets significant worldwide demand for use in the manufacture of PV solar panels, semiconductors and all high-end electronics.

Following the establishment of the pre-processing plant, we plan to build a further upgrading (stage two) facility to upgrade the feedstock from the pre-processing facility to high purity quartz sand, the highest quality quartz sand necessary for the manufacture of PV solar panels and high-end electronics, fiber optics, semiconductors and microchips. That facility will cost an additional $28 million to construct and equip it with necessary equipment including a “clean room” and commercial scale processing equipment. High purity quartz sand is an essential material for this process and the essential solar crucibles, as it shares the same element (Si) and is almost non-reactive, assuring high quality silicon ingots. Apart from this, high purity quartz also finds primary applications in advanced lighting, telecom, optic and microelectronics industries. High purity quartz sand powers are required for epoxy molding compound used in manufacture of most semiconductors, and the fast-growing auto electronics sector.

Active discussions with potential end-user investor partners who can provide the funding for both facilities are ongoing.

Employees and Offices

As of September 30, 2017, the Company did not have any employees.

ITEM 1A. RISK FACTORS.

Not applicable.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not Applicable.

ITEM 2. PROPERTIES.

As described in Item 1, Business, above, the Company’s subsidiary, Solar Quartz Technologies Limited, is the sole title owner of the exclusive mining and development rights for two high purity quartz silica (“HPQS”) deposits known as Quartz Hill (represented by leases ML 30235, ML 30236 and ML 30237) and White Springs (represented by leases ML 30238 and ML 30239) located in North Queensland, Australia. Based on independent expert reports, together they are estimated to contain deposits in excess of 15 million tons of 99% pure HPQS, which is feedstock that when refined is in high demand in the marketplace to be used in the production of HPQS sand. HPQS sand is a core ingredient in the production in crucibles for the manufacture of photovoltaic solar cells as well as high-end microchips.

The Company’s office is located at 433 North Camden Drive, Suite 400, Beverly Hills, California 90212. This a virtual office leased on a month to month basis at a rate of $149 per month.

ITEM 3. LEGAL PROCEEDINGS.

There are no known legal or other proceedings against the Company that could at the time of submitting this registration statement that could have a materially adverse effect on the Company’s financial position or operations.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information.

The Company’s common stock trades on the OTC Markets Group under the symbol “SQTX”. Prior to the Company’s name change effective on July 5, 2017, the Company’s common stock traded under the symbol “VNGE”.

The range of closing prices shown below is as reported by the OTC Markets Group. The quotations shown reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

Per Share Common Stock Bid Prices by Quarter

For the Fiscal Year Ended on September 30, 2015	High	Low

Quarter Ended December 31, 2014	$1.55	$0.40
Quarter March 31, 2015	$2.09	$0.90
Quarter Ended June 30, 2015	$1.99	$1.01
Quarter Ended September 30, 2015	$1.65	$1.01

Per Share Common Stock Bid Prices by Quarter

For the Fiscal Year Ending on September 30, 2014	High	Low
Quarter Ended December 31, 2013	$0.24	$0.13
Quarter Ended March 31, 2014	$0.15	$0.10
Quarter Ended June 30, 2014	$0.10	$0.02
Quarter Ended September 30, 2014 (1)	$1.55	$0.02

(1)	Price reflects a 100-for-1 stock split that became effective on August 19, 2014

The Company’s Articles of Incorporation authorize the Company to issue up to 10,000,000 shares of preferred stock. The provisions in the Articles of Incorporation relating to the preferred stock allow the Company to issue preferred stock with multiple votes per share and dividend rights that would have priority over any dividends paid with respect to the holders of our common stock. The issuance of preferred stock with these rights may make the removal of management difficult even if the removal would be considered beneficial to shareholders generally, and will have the effect of limiting shareholder participation in certain transactions such as mergers or tender offers if these transactions are not favored by our management.

Holders of Common Equity.

As of December 15, 2015, we had approximately 100 shareholders of record. The number of record holders was determined from the records of the Company’s transfer agent.  The number of record holders excludes any estimate of the number of beneficial owners of common shares held in street name

Dividends.

Holders of the Company’s common stock are entitled to receive dividends as may be declared by the board of directors. The board of directors is not restricted from paying any dividends but is not obligated to declare a dividend. The Company has not declared or paid any dividends on its common stock since inception, and the Company does not anticipate declaring or paying any dividends on the common stock for the foreseeable future. The Company currently intends to retain any future earnings to finance future growth. Any future determination to pay dividends will be at the discretion of the board of directors and will depend on our financial condition, results of operations, capital requirements and other factors the board of directors considers relevant

Equity Securities Sold Without Registration.

There were no sales of unregistered (restricted) securities during the year ended on September 31, 2015 (not previously disclosed by the Company).

ITEM 6. SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following management’s discussion and analysis of financial condition and results of operations is based upon, and should be read in conjunction with, the Company’s audited financial statements and related notes presented in a separate section of this report following Item 15, which have been prepared in accordance with accounting principles generally accepted in the United States of America.

Overview.

As a result of the sale of Vanguard’s oil and gas properties in June of 2014, as discussed in Item 1 of this report, the Company no longer has any oil and gas assets or related operations during the periods reported, resulting in no revenue or revenue related expenses. Further, in spite of the significant acquisition on July 1, 2017, the asset has not yet begun to be exploited, thus we continued through the end of the period reported to have no revenue or revenue related expenses.

During the fiscal year ended September 30, 2016, the Company issued 23,025 common shares in satisfaction of $76,190 of convertible debt resulting in $76,190 in gain on debt extinguishment.

With the acquisition of Solar Quartz Technologies Limited, the Company now owns mining exploration and development rights to significant deposits of high purity quartz that the Company has determined in our evaluation of independent reports and considered judgment to have an aggregate market value of $530,000,000. The reserves are adequate to provide the Company with adequate resources for 25-30 years of production. See Item 1 Business for greater details.

The Company is currently actively securing interim working capital in order to complete mining plans and build a pre-processing plant in Townsville, North Queensland, Australia, build upon the Company’s already significant management team, and market high purity quartz silica to established markets with whom the management team have had prior relationships. These organizational efforts will also include securing significant new capital for the acquisition of a site and the building of the pre-processing plant. Upon completion, that plant will enable the Company to upgrade its newly mined high purity quartz silica to a higher level of purity that has a significant world-wide demand for use in the production of advanced PV solar panels and all high-end electronics, lighting, telecom, optic and microelectronics. Failure to secure these financings will have a negative impact on the Company’s ability to continue as a going concern.

Results of Operations.

(a)	Total Revenue.

The Company had revenue of $0 for the year ended September 30, 2015 compared to $1,676,213 for the year ended September 30, 2014. This changes was the result of the sale of the Company’s oil and gas properties.

(b)	General and Administrative Expenses.

The Company had general and administrative expenses of $109,953 for the year ended September 30, 2015 compared to $904,414 for the year ended September 30, 2014, a decrease of $794,451 or approximately 88%. This decrease was due to the shut down of Company operations.

(c)	Net Loss.

The Company had a net profit of $2,411,879 for the year ended September 30, 2015 compared to a net loss of $3,368,316 for the year ended September 30, 2014, a change of $5,780,195. This change was mainly due to a one-time gain on debt extinguishment.

Investing Activities.

The net cash provided by investment activity was $0 for the year ended September 30, 2015 compared to $4,487,207 for the year ended September 30, 2014.  This decrease is due mainly to the net income in the year ended September 30, 2015.

Operating Activities.

The net cash used in operating activities was $89,246 for the year ended September 30, 2015 compared to $291,916 for the year ended September 30, 2014, a decrease of $202,670 or approximately 69%.  This decrease is due mainly to the net income in the year ended September 30, 2015.

Liquidity and Capital Resources.

As of September 30, 2015, the Company had total current assets of $5 and total current liabilities of $266,463, resulting in a working capital deficit of $266,458.  The cash and cash equivalents was $5 as of September 30, 2015.

 Net cash provided by financing activities was $50,000 for the year ended September 30, 2015 compared to net cash used in financing activities of $5,490,325 for the year ended September 30, 2014, a change of $5,540,325. This change resulted primarily from the repayment of a note payable in the year ended September 30, 2014.

During May 2015, the Company issued a series of short-term promissory notes in the total amount of $50,000. The Company issued another $20,000 of short-term promissory notes during 2016 and 2017.

The Company’s current cash and cash equivalents balance will not be sufficient to fund its operations for the next twelve months. The Company’s ability to continue as a going concern on a longer-term basis will be dependent upon its ability to generate sufficient cash flow from operations to meet its obligations on a timely basis, and to obtain additional financing, and ultimately attain profitability. The Company’s continued operations, as well as the implementation of the Company’s business plan will depend upon its ability to raise additional funds through bank borrowings and equity or debt financing.

Whereas the Company has been successful in the past in raising capital, no assurance can be given that these sources of financing will continue to be available to it and/or that demand for the Company’s common stock will be sufficient to meet its capital needs, or that financing will be available on terms favorable to the Company. If funding is insufficient at any time in the future, the Company may not be able to take advantage of business opportunities or respond to competitive pressures, or may be required to reduce the scope of the Company’s planned product development and marketing efforts, any of which could have a negative impact on its business and operating results. In addition, insufficient funding may have a material adverse effect on the Company’s financial condition, which could require it to:

•	curtail operations significantly;

•	sell significant assets;

•	seek arrangements with strategic partners or other parties that may require the Company to relinquish significant rights to products, technologies or markets; or

•	explore other strategic alternatives including a merger or sale of the Company.

To the extent that the Company raises additional capital through the sale of equity or convertible debt securities, the issuance of such securities may result in dilution to the Company’s existing stockholders. If additional funds are raised through the issuance of debt securities, these securities may have rights, preferences and privileges senior to holders of common stock and the terms of such debt could impose restrictions on the Company’s operations. Regardless of whether the Company’s cash assets prove to be inadequate to meet its operational needs, the Company may seek to compensate providers of services by issuance of stock in lieu of cash, which may also result in dilution to the Company’s existing stockholders.

Inflation.

The impact of inflation on the Company’s costs and the ability to pass on cost increases to its customers over time is dependent upon market conditions. The Company is not aware of any inflationary pressures that have had any significant impact on its operations over the past quarter and the Company does not anticipate that inflationary factors will have a significant impact on future operations.

Off-Balance Sheet Arrangements.

The Company does not maintain off-balance sheet arrangements nor does it participate in non-exchange traded contracts requiring fair value accounting treatment.

Critical Accounting Policies.

The SEC has issued Financial Reporting Release No. 60, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies” (“FRR 60”), suggesting companies provide additional disclosure and commentary on their most critical accounting policies. In FRR 60, the Commission has defined the most critical accounting policies as the ones that are most important to the portrayal of a company’s financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, the Company’s most critical accounting policies include: (a) conversion feature liability and warrant liabilities use of estimates; and (b) fair value measurements. The methods, estimates and judgments the Company uses in applying these most critical accounting policies have a significant impact on the results the Company reports in its financial statements.

(a)	Conversion Feature Liability and Warrant Liabilities.

The conversion feature liability and warrant liabilities are recorded at fair value based upon valuation models utilizing relevant factors such as expected life, estimated volatility, risk-free interest and expected dividend rate. Changes in the fair value of these liabilities are reported in the statements of operations.

(b)	Fair Value Measurements.

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

Forward Looking Statements.

This Form 10-K contains “forward looking statements” within the meaning of Rule 175 of the Act, and Rule 3b-6 of the Securities Act of 1934, as amended. The words “believe,” “expect,” “anticipate,” “intends,” “forecast,” “project,” and similar expressions identify forward-looking statements. These are statements that relate to future periods and include, but are not limited to, statements as to the Company’s estimates as to the adequacy of its capital resources, its need and ability to obtain additional financing, and its critical accounting policies.

Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. These forward-looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in its expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Audited financial statements as of and for the years ended December 31, 2015 and 2014 are presented in a separate section of this report following Item 15.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the 1934 Act”)) that are designed to ensure that information required to be disclosed in its periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to management, including the principal executive officer and the principal financial officer, to allow timely decisions regarding required disclosure.

The Company’s management, with the participation of the principal executive officer and the principal financial officer, evaluated the effectiveness of its disclosure controls and procedures as of September 30, 2015. Based on that evaluation, the principal executive officer and the principal financial officer concluded that, as of that date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control over Financial Reporting.

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act, and in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”).

The Company’s management conducted an evaluation, under the supervision and with the participation of the principal executive officer and the principal financial officer, of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2015 based on the criteria established in the report entitled “Internal Control – Integrated Framework” published by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of September 30, 2015.

Inherent Limitations of Control Systems.

The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

Management, including the Company’s principal executive officer and the principal financial officer, does not expect that the Company’s internal controls will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of internal controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Also, any evaluation of the effectiveness of controls in future periods are subject to the risk that those internal controls may become inadequate because of changes in business conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control Over Financial Reporting.

There have not been any changes in the Company’s internal control over financial reporting during the fiscal year ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

Subsequent Events.

Subsequent to October 1, 2017, the Company issued a total of 8,750,000 restricted shares of common stock to 2 directors and 10 consultants for the Company for services rendered, and to be rendered, to the Company.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

Directors and Executive Officers.

The name, age, and positions of the director/executive officers of the Company are set forth below. The director named below will serve until the next annual meeting of stockholders or until their successors are duly elected and have qualified. Directors are elected for a term until the next annual stockholders’ meeting. Officers will hold their positions at the will of the board of directors, absent any employment agreement, of which none currently exist or are contemplated.

There is no arrangement or understanding between the director/executive officer and any other person pursuant to which the director/officer was or is to be selected as a director/officer, and there is no arrangement, plan or understanding as to whether non-management stockholders will exercise their voting rights to continue to elect the current board of directors. There are also no arrangements, agreements or understandings between non-management stockholders that may directly or indirectly participate in or influence the management of the Company’s affairs. There are no other promoters or control persons of the Company. There are no legal proceedings involving the director/officer of the Company.

On June 19, 2018, Warren Dillard resigned as a director and chief executive officer of the Company; he remains as the chief financial officer of the Company. Roger May, one of the directors of the Company, was appointed by the board of directors on that date as interim chief executive officer of the Company.

Name	Age	Position

Roger May	71	Interim Chief Executive Officer (principal executive officer), Director

Steven M. Powers	76	Vice President of Business Development, Secretary and a Director

Warren Dillard	76	Chief Financial Officer (principal financial and accounting officer)

David A.B. Halstead	70	Director

Michael Selsman	80	Director

Roger May.

Mr. May was the original founder of the Company in 2014 and has been a director since July 1, 2017, and interim chief executive officer since June 20, 2018. Mr. May has extensive international business experience over the last 40 years, resided in the USA for 22 years, returning to Australia September 2001. Recognized Expert in “start-up” enterprises from inception to fully operational commercial ventures. He has overcome obstacles with great ability, tenacity, flexibility and creative initiative. Acknowledged visionary and creator combined with strong implementation skills. Mr. May has excellent capital raising skills in tens of millions of dollars. He has been founder, chairman & CEO of five publicly listed companies in the USA and Australia. He resided in the USA for 22 years. Mr. May has founded several high-tech. communications and mineral resource development companies. Presently focused on Global commercialization of primary component material essential in manufacture of PV Solar panels, Semi-conductor, and all high-end electronics in the USA and Australia.

Steven M. Powers.

Mr. Powers has been a director since June 2010. Since February 2011, he has been the Company’s vice president of business development and secretary. Since 2005, Mr. Powers has served as chief executive officer, chairman and a director of Enercor, Inc., a private corporation involved in oil and gas exploration and development. Prior to his association with Enercor, he was a real estate developer. Mr. Powers earned a degree in philosophy from the University of California at Santa Barbara as well as an MBA from the University of California at Los Angeles.

Warren M. Dillard.

Mr. Dillard was the Company’s chief executive and financial officer and accounting officer, and a director from June 2010 until June 19, 2018, when he resigned as chief executive officer and director. He remains the Company’s chief financial officer and accounting officer. Since February 2011, Mr. Dillard has been the Company’s Principal Financial and Accounting Officer. He has previously managed mutual funds with the American Funds group of funds, was CFO of Pepperdine University and has been active in the development of numerous early stage companies in a variety of industries. Since 2005, Mr. Dillard has served as the president and a director of Enercor, Inc., a private corporation involved in oil and gas exploration and development in the western United States. Since the spring of 2010, his involvement with Enercor has been minimal. Mr. Dillard holds a degree in Accounting from Texas A & M University and an MBA in Finance from the Harvard Business School.

David A. B. Halstead.

Mr. Halstead has been a director since July 1, 2017. He has a wide range of corporate, secretarial and trusts experience, in both offshore and onshore companies. In 1973, Mr. Halstead became a partner in a local chartered accounting firm and in 1984 a principal in the Hong Kong office of Coopers & Lybrand [now PWC] specializing in international corporate and secretarial services, and offshore tax structures. Upon his return to Auckland in 1994, he established and operated, several integrated medical centers, a surgical hospital in Auckland and a state of the art diagnostic center. Mr. Halstead then spent three years working with World Vision fund raising for its micro finance arm “Vision Fund” involved with the capitalization and establishment of Vision Fund Cambodia. Reflecting his interest in health care delivery, in 2003 to this day, he became, and is a Trustee of the New Zealand based international medical aid charity, Medical Aid Abroad. Since 2006, Mr. Halstead has acted as a director, company secretary and treasurer for a group of international clients. Contemporaneously he established and operated, until recently, a unique world-first web based joint venture service for the New Zealand Government processing immigration medicals online in a secure platform through a company called NZimed Limited. Mr. Halstead is a director of an immigration sector “lead generation” company, Leadgen Matrix Ltd, Business Epic Ltd, a company focused on assisting baby boomer SME owner operators maximise their business exit strategies and value, and Asia Capital (China) Ltd, a NZ registered Financial Services Provider facilitating investment into Australia and New Zealand. He is a director of several Hong Kong and Singapore companies as well as other NZ entities. Mr. Halstead was educated at Kings College, Auckland, the son of a former New Zealand Cabinet Minister and diplomat. He is a graduate of the University of Auckland with a Bachelor of Commerce and further qualifications in accounting and taxation.”

Michael Selsman.

Mr. Selsman has been a director since July 17, 2017. Mr. Selsman, as principal of Public Communications Company, Beverly Hills, CA, represents publicly traded companies as a consultant in both public relations and investor relations. He is a Director of Gawk, Inc. and is CEO of Archer Entertainment Media Communications, Inc. Mr. Selsman also researches and writes due diligence reports for brokerages, public and private companies (www.publiccommunicationsco.com). He is also a partner in Troika Publishing Media, a digital new media company. Mr. Selsman entered the entertainment industry with 20th Century-Fox in New York City, and was subsequently hired by Paramount Pictures as East Coast Publicity manager. In Hollywood, he became a public relations executive for motion picture actors, directors and writers. As a talent agent at Artists Agency (now ICM), Mr. Selsman structured arrangements for prominent films and TV series. Becoming a producer, he re-joined 20th Century-Fox, and then MGM, and became an independent producer making films in various states. Mr. Selsman has recently published his autobiography, “All is Vanity”. He has been a talent agent with Artist Agency Corporation (now ICM) participating in many highly regarded television series and talent. Mr. Selsman has provided investor relations counsel to numerous publicly traded companies. Mr. Selsman has served on the boards of a number of major charities and lectured at most of the major universities in the Los Angeles area.

Compliance with Section 16(a) of the Securities Exchange Act.

Section 16(a) of the 1934 Act requires the Company’s directors, certain officers and persons holding 10% or more of the Company’s common stock to file reports regarding their ownership and regarding their acquisitions and dispositions of the Company’s common stock with the SEC. Such persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company under Rule 16a-3(d) during fiscal year 2015, and certain written representations from executive officers and directors, and control persons, the Company is not aware of any required reports were not timely filed.

Corporate Governance.

The primary function of the Company’s board of directors is oversight of management so that identifying and addressing the risks and vulnerabilities that the Company faces is an important component of the board of directors’ responsibilities, whether monitoring ordinary operations or considering significant plans, strategies, or proposed transactions. The risk management process that the Company has established is overseen by the Audit Committee, which is also responsible for oversight of risk issues associated with our overall financial reporting and disclosure process and with legal compliance as well as reviewing policies on risk control assessment and accounting risk exposure. While the board of directors is ultimately responsible for risk oversight, our management is responsible for day-to-day risk management processes. The Company believes this division of responsibilities is the most effective approach for addressing the risks facing the Company and that its board of directors leadership structure supports this approach.

Code of Ethics.

The Company has not adopted a code of ethics that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Company has not adopted such a code of ethics because all of management’s efforts have been directed to building the business of the Company; at a later time, the board of directors may adopt such a code of ethics.

Audit Committee.

The Company’s board of directors functions as audit committee for the Company.

The primary responsibility of the Audit Committee will be to oversee the financial reporting process on behalf of the Company’s board of directors and report the result of their activities to the board. Such responsibilities include, but are not limited to, the selection, and if necessary the replacement, of the Company’s independent registered public accounting firm, review and discuss with such independent registered public accounting firm: (i) the overall scope and plans for the audit, (ii) the adequacy and effectiveness of the accounting and financial controls, including the Company’s system to monitor and manage business risks, and legal and ethical programs, and (iii) the results of the annual audit, including the financial statements to be included in the annual report on Form 10-K.

The Company’s policy is to pre-approve all audit and permissible non-audit services provided by the independent registered public accounting firm. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent registered public accounting firm and management are required to periodically report to the audit committee regarding the extent of services provided by the independent registered public accounting firm in accordance with this pre-approval, and the fees for the services performed to date. The audit committee may also pre-approve particular services on a case-by-case basis.

Other Committee of the Board of Directors.

The Company presently does not have a nominating committee, an executive committee of the board of directors, stock plan committee or any other committees.

Recommendation of Nominees.

The Company does not have a standing nominating committee or committee performing similar functions. Because of the small size of the Company, the board of directors believes that it is appropriate for the Company not to have such a committee. All the directors participate in the consideration of director nominees.

The board of directors does not have a policy with regard to the consideration of any director candidates recommended by security holders. Because of the small size of the Company, and the limited number of stockholders, the board of directors believes that it is appropriate for the Company not to have such a policy.

When evaluating director nominees, The Company considered the following factors:

•	The appropriate size of the board.

•	The Company’s needs with respect to the particular talents and experience of company directors.

•	Knowledge, skills and experience of prospective nominees, including experience in finance, administration.

•	Experience with accounting rules and practices.

•	The desire to balance the benefit of continuity with the periodic injection of the fresh perspective provided by new board members.

The Company’s goal is to assemble a board that brings together a variety of perspectives and skills derived from high quality business and professional experience.

ITEM 11. EXECUTIVE COMPENSATION.

Executive Compensation.

The following table presents compensation information for the years ended December 31, 2015, 2014, and 2013 for the persons who served as principal executive officer and each of the two other most highly compensated executive officers whose aggregate salary and bonus was more than $100,000 in such year.

Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Award(s) ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)

Warren Dillard,	2015	$20,000	--	--	--	--	--	--	$20,000
President/CFO	2014	$147,500	--	--	--	--	--	--	$147,500
	2013	$155,000	--	--	--	--	--	$40,000	$195,000

Steven M.	2015	--	--	--	--	--	--	--	--
Powers, VP	2014	$3,642	--	--	--	--	--	--	$3,642
	2013	$34,500	--	--	--	--	--	--	$34,500

Other Compensation.

There are no plans that provide for the payment of retirement benefits, or benefits that will be paid primarily following retirement, including but not limited to tax-qualified defined benefit plans, supplemental executive retirement plans, tax-qualified defined contribution plans and nonqualified defined contribution plans. In addition, there are no contracts, agreements, plans or arrangements, whether written or unwritten, that provide for payment(s) to a named executive officer at, following, or in connection with the resignation, retirement or other termination of a named executive officer, or a change in control of the Company or a change in the named executive officer’s responsibilities following a change in control, with respect to each named executive officer.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of shares of the Company’s common stock as of September 30, 2017 (214,404,889 (1) issued and outstanding) by (i) all stockholders known to the Company to be beneficial owners of more than 5% of the outstanding common stock; and (ii) all of the current directors and executive officers of the Company as a group:

Title of Class	Name and Address of Beneficial Owner	Amount of Beneficial Ownership (1)		Percent of Class
Common Stock	Roger May, 21 Waterway Ave., Suite 300, The Woodlands, Texas 77380	0		0.00%
Common Stock	Warren Dillard, 21 Waterway Ave., Suite 300, The Woodlands, Texas 77380	0		0.00%
Common Stock	Steven M. Powers, 21 Waterway Ave., Suite 300, The Woodlands, Texas 77380	7,750	(2)	0.004%
Common Stock	David A.B. Halstead, 21 Waterway Ave., Suite 300, The Woodlands, Texas 77380	0		0.00%
Common Stock	Michael Selsman, 21 Waterway Ave., Suite 300, The Woodlands, Texas 77380	0		0.00%
Common Stock	Shares of all directors and executive officers as a group (1 person)	7,750		0.004%

(1)	Each person has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by them. Except as set forth below, none of these individuals holds any convertible securities.

(2)	Mr. Powers is entitled to the issuance of an additional 77,500 shares pursuant to the Purchase and Sale Agreement in which the Company purchased the shares of Solar Quartz Technologies Limited on July 1, 2017 as reported in the Company’s Form 8-K filing on July 11, 2017.

Neither the officers and directors of the Company, nor any company they directly or indirectly control, has entered into any arrangements, agreements (including derivative agreements), or contracts that give or will give anyone else an interest in the Company. The director/officer has not used shares of this Company to secure a loan.

Securities Authorized for Issuance under Equity Compensation Plans.

None.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

During the Company’s last two fiscal years, there has been no transaction, or any currently proposed transaction, in which the Company was or is to be a participant, and in which any related person (those set forth in the charts under Item 10 above) had or will have a direct or indirect interest.

The Company has not had a promoter at any time during the past five fiscal years.

The Company defines director independence in accordance with the definition as set forth in Rule 5605(a)(2) of the Rules of the NASDAQ Stock Market.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

Briggs & Veselka Co. was engaged to audit the Company’s financial statements for the year ended September 30, 2014. This firm billed for professional services in the amount of $91,327.

Thayer O’Neal Company, LLC was engaged to audit our financial statements for the year ended September 30, 2015. This firm billed for professional services in the amount of $34,171.

Audit-Related Fees.

Briggs & Veselka Co. provided certain audit related services during the year ended September 30, 2014 in the amount of $35,576, and for the year ended September 30, 2015 in the amount of $16,337. The aggregate fees billed for assurance and related services by the accounting firm that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under Audit Fees above: $0.

Tax Fees.

Briggs & Veselka Co. provided professional services rendered by the accounting firm for tax compliance, tax advice, and tax planning for the year ended September 30, 2014 in the amount of $18,256, and for the year ended September 30, 2015 in the amount of $18,058.

All Other Fees.

The aggregate fees billed in each of the last two fiscal years for products and services provided by the accounting firm, other than the services reported above: $0.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following documents are being filed as a part of this report on Form 10-K:

(a) Audited financial statements as of and for the years ended December 31, 2015 and 2014; and

(b) Those exhibits required by Item 601 of Regulation S-K (included or incorporated by reference in this document are set forth in the Exhibit Index).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Solar Quartz Technologies Corporation

Dated: September 6, 2018	By:	/s/ Warren Dillard
Warren Dillard, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Warren Dillard	Chief Financial Officer	September 6, 2018
Warren Dillard

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

Houston, Texas

November 15, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Vanguard Energy Corporation

We have audited the accompanying consolidated balance sheets of Vanguard Energy Corporation (the “Company”) as of September 30, 2014 and 2013 and the related consolidated statements of operations, changes in stockholders' deficit, and cash flows for each of the years then ended. Vanguard Energy Corporation’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based upon our audits.

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

/s/ Briggs & Veselka Co.

Briggs & Veselka Co.

Houston, Texas

December 29, 2014

SOLAR QUARTZ TECHNOLOGIES CORPORATION

CONSOLIDATED BALANCE SHEETS

	September 30, 2015	September 30, 2014

ASSETS
Current assets:
Cash and cash equivalents	$5	$39,251
Other receivables	--	--
Other assets	--	12,500
Total current assets	5	51,751

Debt issuance costs	--	83,654

Total assets	$5	$135,405

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$20.217	$578
Accrued interest payable	38,571	702,901
Accrued liabilities	10,463	--
Short term notes payable	50,000	31,325
Other liabilities	275	8,600
Current portion of notes payable, net of discount of $71,754	146,937	2,923,040
Total current liabilities	266,463	3,635,119

Stockholders’ deficit:
Common stock; $0.00001 par value; 100,000,000 shares authorized, 979,109 and 115,243 shares issued and outstanding at September 30, 2015 and 2014, respectively(1)	979	115
Preferred stock; $0.00001 par value; 5,000,000,000 shares authorized, none issued or outstanding	--	--
Additional paid-in capital	6,318,920	5,522,216
Accumulated deficit	(6,586.357)	(9,022,045)
Total stockholders’ deficit	(266.458)	(3,499,714)
Total liabilities and stockholders’ equity (deficit)	$5	$135,405

(1) Reflects the amounts after a 100 for 1 to 1 reverse split of the Company’s common stock that was effective on August 19, 2014, including retroactive adjustment of common share amounts See Note 6.

The accompanying notes are an integral part of these consolidated financial statements

SOLAR QUARTZ TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended September 30, 2015	Year Ended September 30, 2014
Revenues
Oil and gas sales	$--	$1,676,213

Costs and expenses
Lease operating expense	--	544,045
Production taxes	--	77,253
Depreciation, depletion and amortization	--	984,200
Impairment of oil and gas properties	--	861,579
Asset retirement obligation accretion	--	29,088
General and administrative	109,953	904,414
Total costs and expenses	109,953	3,400,579

Loss from operations	(109,953)	(1,724,348)

Other income and (expense):
Other income	(23,810)	2,645
Interest income	--	233
Gain on settlement of participation liability	--	171,772
Interest expense	(31,608)	(1,458,898)
Other equipment write-off	--	20,819
Gain (loss) on debt extinguishment	2,576,890	(380,539)
Total other income (expense)	2,521,472	(1,643,968)

Net income (loss) before income taxes	2,411,879	(3,368,316)

Provision for income taxes	--	--

Net income (loss)	2,411,879	(3,368,316)

Income (loss) per share
Basic	$2.90	$26.92
Diluted	$2.65	$26.92

Weighted average number of shares outstanding (1)	831,241	125,130

(1) Reflects the amounts after a 100 for 1 to 1 reverse split of the Company’s common stock that was effective on August 19, 2014, including retroactive adjustment of common share amounts See Note 6.

The accompanying notes are an integral part of these consolidated financial statements

SOLAR QUARTZ TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR YEARS ENDED SEPTEMBER 30, 2015 AND SEPTEMBER 30, 2014

	Common Stock				Total Stockholders’
	Shares (1)	Amount	Additional Paid-in Capital	Accumulated Deficit	Equity (Deficit)

Balance, September 30, 2013	127,114	$127	$5,522,204	$(2,254,698)	$3,267,633

Return of common stock	(11,871)	(12)	--	--	--

Net loss	--	--	--	(3,368,316)	(3,368,316)

Balance, September 30, 2014	115,243	115	5,522,204	(9,022,045)	(3,499,714)

Return of common stock	(2,484)	(2)	2	--	--
Cancellation of treasury shares	--	--	--	23,810	23,810
Issuance of shares for debt settlement	866,350	866	796,702	--	797,568

Net income	--	--	--	2,411,879	2,411,879

Balance, September 30, 2015	979,109	979	6,318,920	(6,586,357)	(266,458)

(1) Reflects the amounts after a 100 for 1 to 1 reverse split of the Company’s common stock that was effective on August 19, 2014, including retroactive adjustment of common share amounts See Note 6.

The accompanying notes are an integral part of these consolidated financial statements

SOLAR QUARTZ TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended September 30,	Year Ended September 30,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$2,411,878	$(3,368,316)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Interest expense	31,608	--
Cancellation of treasury shares	23,810	--
Depreciation, depletion and amortization	--	941,294
Impairment of oil and gas properties	--	861,579
Amortization of debt issuance costs	--	274,740
Gain on settlement of participation liability	--	(171,772)
Amortization of debt discount	--	169,145
Loss (gain) on debt extinguishment	(2,576,890)	380,539
Asset retirement of obligation accretion	--	29,088
Accretion of participation liability	--	63,160
Other equipment write-off	--	20,819
Change in operating assets and liabilities:
Accounts receivable	12,500	343,194
Other assets	--	14,363
Accounts payable	25,605	(112,736)
Accrued liabilities	(9,432)	393,357
Other liabilities	(8,325)	(4,050)
Net cash used in operating activities	(89,246)	(291,916)

Cash flows from investing activities:
Capital expenditures on oil and gas properties	--	(1,012,793)
Proceeds from sale of oil and gas properties	--	5,500,000
Net cash provided by investment activities	--	4,487,207

Cash flows from financing activities:
Issuance of short term note payable	50,000	--
Repayment of note payable	--	(5,259,706)
Settlement of participation liability	--	(230,619)
Net cash provided by investing activities	50,000	(5,490,325)

Net change in cash and cash equivalents	(39,246)	(1,295,034)

SOLAR QUARTZ TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(continued)

	Year Ended September 30,	Year Ended September 30,
	2015	2014
Cash and cash equivalents:
Beginning of period	39,521	$1,334,285
End of period	$5	$39,251

Amounts paid during the year for:
Interest	$--	$--
Income taxes	$--	$--

Supplemental cash flow information
Noncash investing and financing activities:
Issuance of shares for settlement of debt	$866,323	$--

The accompanying notes are an integral part of these consolidated financial statements

SOLAR QUARTZ TECHNOLOGIES CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

These consolidated audited financial statements of Solar Quartz Technologies Corporation, a Colorado corporation (“Company”), have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). In the opinion of management, these financials statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the interim periods. Certain information, accounting policies and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to Securities and Exchange Commission (“SEC”) rules and regulations.

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

NOTE 3 –SALE OF OIL AND GAS PROPERTIES/PAYMENT OF CONVERTIBLE NOTES

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

NOTE 4 – ASSET RETIREMENT OBLIGATIONS

The Company had asset retirement obligations for any wells that were permanently removed from service.  Since the Company sold all its oil and gas assets in the 3rd quarter of 2014, the Company no longer has any ARO liability.  For the purpose of determining the fair value of ARO during the fiscal years presented, the Company used the following assumptions:

September 30, 2014
Inflation rate	4%
Estimated asset life	9.5 years
Credit adjusted risk free interest rate	18%

The following table shows:

Asset retirement obligations at September 30, 2012	$96,410

Additional retirement obligations incurred	(28,291)
Change in estimate	111,598
Accretion expense	23,186
Settlements	(25,218)

Asset retirement obligations at September 30, 2013	$177,685

Accretion expense	(158,513)
Settlements	(19,172)

Asset retirement obligations at September 30, 2014	$-

NOTE 5 – INCOME TAXES

The components of the net deferred tax asset were as follows:

	September 30, 2015	September 30, 2014
Deferred tax assets
Net operating loss carryforwards	$6,586.357	$5,165,180
Stock-based compensation	0	222,936
Deferred tax liability - oil & gas properties	0	(794,263)
Participation liability	0	(332,041)
Subtotal	6,586,357	4,261,812
Valuation allowance	(6,586,357)	(4,261,812)
Net deferred tax asset	$--	$--

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

Common shares of 23,025 were issued in conjunction with the settlement of debt during the year ended September 30, 2015, respectively, resulting in increases to common stock of $23, respectively and additional paid-in capital of $0.

NOTE 7 – STOCK-BASED COMPENSATION

On January 10, 2011, the Board of Directors approved a Non-Qualified Stock Option Plan (the "Plan") that authorizes the issuance of up to 1,500,000 shares of Company common stock to persons that exercise options granted pursuant to the Plan. The Company's employees, directors, officers, consultants and advisors are eligible to be granted options pursuant to the Plan, provided however, that bona-fide services must be rendered by such consultants or advisors, and such services must not be in connection with the offer or sale of securities in a capital-raising transaction. As of September 30, 2015, no options were outstanding.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Office Lease – The Company leases a virtual office lease in The Woodlands, Texas until June 30, 2019 at $197 per month.

Contractual Obligations – The Company’s material future contractual obligations by fiscal year as of September 30, 2015 were as follows:

	Total	2015	Thereafter
Convertible notes	$146.937	$146.937	--
Notes Payable	$50,000	$50,000	--

The Company has contractual capital commitments outstanding in the principal balance of $146.937 at September 30, 2015. Accrued interest of $38,571 is due in addition to the principal balance of the convertible notes.

NOTE 9 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table summarizes the financial liabilities measured at fair value on a recurring basis as of September 30, 2015 and 2014:

Description	Level	September 30, 2015	September 30, 2014
Convertible Notes	1	$146.937	$2,923,040

NOTE 10 – SUBSEQUENT EVENTS

Preferred Stock— In July 2017 the Company increased its authorized preferred stock from 5,000,000 to 10,000,000 shares authorized none issued or outstanding.

Common Stock—In July 2017 the Company increased its authorized common shares from an aggregate of 100,000,000 shares to an aggregate of 500,000,000 shares of common stock with $0.00001 par value.

On July 1, 2017 the Company acquired all of the shares of Solar Quartz Technologies Limited, a company incorporated in New Zealand (“SQTNZ”). These shares were purchased from Solar Quartz Technologies, Inc. (“SQTI”). Subsequently the name was changed Solar Quartz Technologies Corporation in Colorado and with FINRA, and have also been cleared by FINRA to use the new trading symbol SQTX. During July 2017 the Company issued 213,402,755 new shares of common stock to SQTI in exchange for 122 (100%) of the common shares of SQTNZ. The issuance of these shares was equivalent to 95% of the Company’s shares issued, after the Company issues in the future an additional 10,021,224 shares of common stock to those holders of our common stock immediately prior to the acquisition. The Company does not anticipate any further reorganization of its common stock. The Company plans to apply to trade on the more senior OTCQX exchange or NASDAQ.

SQTNZ is a corporation that has no prior business activity other than being the title owner of the exclusive mining and development rights for two high purity quartz silica (“HPQS”) deposits known as Quartz Hill (represented by leases ML 30235, ML 30236 and ML 30237) and White Springs (represented by leases ML 30238 and ML 30239) located in North Queensland, Australia. Together they contain deposits in excess of 15 million tons of 99% pure HPQS which is feedstock in high demand in the marketplace to be used in the production of HPQS according to independent professional reports.

HPQS is an essential primary material for the manufacture of: photo-voltaic solar panels; semiconductors; all high-end electronic products; fiber optical cables; halogen lamps; HD and LCD television screens; and epoxy mounding compounds.

EXHIBIT INDEX

Number	Description

3.1	Articles of Incorporation, dated June 21, 2010 (incorporated by reference to Exhibit 3.1 of the Form S-1 filed on May 13, 2011).

3.2	Articles of Amendment, dated July 5, 2017 (incorporated by reference to Exhibit 5.03 of the Form 8-K/A filed on October 4, 2017).

3.3	Bylaws, dated June 21, 2010 (incorporated by reference to Exhibit 3.2 of the Form S-1 filed on May 13, 2011).

14	Code of Ethics, dated March 2, 2011 (incorporated by reference to Exhibit 14 of the Form S-1 filed on May 13, 2011).

21	Subsidiaries (filed herewith).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Roger May (filed herewith).

31.2	Rule 13a-14(a)/15d-14(a) Certification of Warren Dillard (filed herewith).

32	Section 1350 Certification of Roger May and Warren Dillard (filed herewith).

