Form 10-K
period 2018-09-30
Solar Quartz Technologies Corp
filed 2019-01-23
CIK 1497649

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: None

GRAPHENE & SOLAR TECHNOLOGIES LIMITED
(Exact name of registrant as specified in its charter)

COLORADO	27-2888719
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

433 N. Camden Dr., Suite #600 Beverly Hills, CA	90212
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (310) 887 1477

Securities registered pursuant to Section 12(b) of the Act:  None.

Title of each class	Name of each exchange on which registered

Securities registered pursuant to Section 12(g) of the Act:  None.

___________________

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such filing). Yes ☒     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant on September 30, 2018 was approximately $11,350,152

As of September 30, 2018, the registrant had 236,046,151 outstanding shares of common stock.

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

ITEM 1. BUSINESS

HPQS is an essential primary material for the manufacture of: Photo-Voltaic (PV) solar panels; Semiconductors; all High-end Electronic products; Fiber Optical cables; Halogen Lamps; HD and LCD television screens; and Epoxy Mounding Compounds (EMC).

We are currently seeking capital to build a Stage One pre-processing plant to upgrade the HPQ to be salable as feedstock for numerous high-tech applications. We plan to build that plant in Townsville, Queensland, Australia, near the mine site, and a major port city where the upgraded product can easily be shipped to any user in the world. The current estimated cost of the facility, plus operating capital, is approximately $10 million to both build and equip. Upon completion, that facility will be able to upgrade the raw quartz to a High Purity Quartz Sand (HPQS) purity level that meets significant world-wide demand for use in the manufacture of PV Solar Panels, Semiconductors and all high-end electronics.

Following the establishment of the pre-processing plant, we plan to build a further upgrading (Stage Two) facility to upgrade the feedstock SQS from the pre-processing facility to HPQS, the highest quality quartz sand necessary for the manufacture of PV solar panels and high-end electronics, fiber optics, semiconductors and microchips. That facility will cost an additional $28 million to construct and to equip with necessary equipment including a “clean room” and commercial scale processing equipment. HPQS is an essential material for this process and the essential solar crucibles, as it shares the same element (Si “silicon”) and is almost non-reactive, assuring high quality silicon ingots. Apart from this, High Purity Quartz (HPQ) also finds primary applications in advanced lighting, telecom, optic and microelectronics industries. HPQS Powers are required for epoxy molding compound (EMC) used in manufacture of most semiconductors, and the fast-growing auto electronics sector.

Active discussions with potential end user investor partners who can provide the funding for both facilities are ongoing.

On October 6, 2018 Graphene & Solar Technologies Limited (formerly known as Solar Quartz Technologies Corporation) signed a Joint Venture Agreement with Nanographene, Inc., a New York based graphene manufacturer and applications developer. The Joint Venture will research, evaluate and develop new combination materials of graphene and silicon-based materials and applications not presently in existence.

Employees and Offices

As of September 30, 2018, we did not have any employees.

Our office is located at 430, N. Camden Drive, #600, Beverly Hills, CA, 90212, USA. This is a virtual office leased for two years ending June 30, 2019 at a rate of $149 per month.

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

Quarter Ended	High	Low

December 31, 2015	$1.40	$0.80
March 31, 2016	$1.05	$0.85
June 30, 2016	$3.00	$0.85
September 30, 2016	$1.15	$0.75

December 31, 2016	$1.40	$0.90
March 31, 2017	$2.00	$0.95
June 30, 2017	$0.95	$0.91
September 30, 2017	$2.90	$0.76

December 31, 2017	$1.55	$1.55
March 31, 2018	$1.45	$1.45
June 30, 2018	$.455	$.455
September 30, 2018	$.480	$.480

December 31, 2018	$.18	$.18

Holders of our common stock are entitled to receive dividends as may be declared by the Board of Directors. Our Board of Directors is not restricted from paying any dividends but is not obligated to declare a dividend. No cash dividends have ever been declared and it is not anticipated that cash dividends will ever be paid.

Our Articles of Incorporation authorize our Board of Directors to issue up to 500,000,000 shares of common stock and up to 10,000,000 shares of preferred stock. The provisions in the Articles of Incorporation relating to the preferred stock allow our directors to issue preferred stock with multiple votes per share and dividend rights which would have priority over any dividends paid with respect to the holders of our common stock. The issuance of preferred stock with these rights may make the removal of management difficult even if the removal would be considered beneficial to shareholders, generally, and will have the effect of limiting shareholder participation in certain transactions such as mergers or tender offers if these transactions are not favored by our management.

As of September 30, 2018, we had approximately 295 shareholders of record.

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

On August 13, 2018 the Company entered into a convertible note payable with a third party for the amount of $63,000, the note bears interest of 12% and is due May 30, 2019. Conversion price will be 55% of the lowest trading price during the 20 days prior to the latest trading day prior to conversion date. The Company evaluated the accounting for the imbedded derivative liability included in this note. The Company recorded the amortization of the discount and accrued interest due as of September 30, 2018. The amortization was $497 and the accrued interest was $994.

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

New Business Activities

With the acquisition of Solar Quartz Technologies Limited we now own mining exploration and development rights to significant deposits of High Purity Quartz. The reserves are adequate to provide the Company with adequate resources for 25-30 years of production. See Item 1 Business for greater details.

We are currently actively securing interim working capital in order to complete mining plans and build a pre-processing plant in Townsville, North Queensland, Australia, build upon our already significant management team and market HPQ and HPQS to established markets which our management team have had prior relationships. These organizational efforts will also include securing significant new capital for the acquisition of a site and the building of the pre-processing plant. Upon completion, that plant will enable the Company to upgrade its newly mined HPQS to a higher level of purity (HPQS) that has a significant world-wide demand for use in the production of advanced PV solar Panels and all high-end electronics, lighting, telecom, optic and microelectronics. Failure to secure these financings will have a negative impact on the Company’s ability to continue as a going concern. The Company also changed its name to Graphene Solar Technologies Limited with the Secretary of State of Colorado. An amendment was at the same time was filed with FINRA with the name change and also to trade using the symbol GSTX. As of fiscal year end this request has not been approved.

On October 2018 the Company signed a Joint Venture Agreement with Nanographene, Inc. The Joint Venture will explore new products using this new material, graphene with silicon-based materials. Graphene is a 2D allotrope made from graphite/carbon atoms which has allowed the development of new products. Laboratory experiments have applied graphene to various existing product, such as, solar panels, integrated circuits, semiconductors, and others.

Results of Operations

For the fiscal years ended September 30, 2017 and September 30, 2018 we generated no revenues, and thus no cost of sales or gross profits.

For the fiscal years ended September 30, 2017 and September 30, 2018, we incurred $142,834 and $2,013,444 respectively in operating expenses. This represents a 1,410% increase year over year. The operating expense increases are due primarily to employment of contracting professional services in the development of markets, financing, legal fees, etc. and other general and administrative expenses.

For the fiscal year ended September 30, 2017 we recorded expenses of $17,488. In September 30, 2018 a debt and a receivable were forgiven by a related party which result in a net $391,865 credit to paid in capital.146. Other expenses were accrued interest on notes payable and short-term loans for total expenses of $20,853. There was Other Comprehensive income of $92,046.

For the year ended September 30, 2017 we reported net loss before taxes of $160,322 while in the fiscal year ended September 30, 2018, we reported a net loss before taxes of $2,054,086. Since there were no tax obligations in either year, net loss in each year was the same as that reported before taxes.

For the fiscal years ended September 30, 2017 and September 30, 2018, our cash decreased from $10,738 to $6,704, all cash is attributable to loans to the company from affiliated and non-affiliated parties plus a private placement of shares to meet expenses. In the fiscal year ended September 30, 2017 we reported $418,755 due to affiliated parties that was an obligation on the books of Solar Quartz Technologies Limited upon its acquisition. This loan was canceled as part of the issuance of shares to the affiliate. The Company also was able to write off a small receivable of $26,890 from this same affiliate as part of the issuance providing a net credit to paid in capital $391,865. Other receivables reported in the fiscal year ended September 30, 2017 were extinguished during the fiscal year ended September 30, 2018.

As of September 30, 2017, we had total current liabilities of $1,009,674 while as of September 30, 2018, we had total current liabilities of $904,266, a decrease of approximately 16%. The decrease in current liabilities was primarily the extinguishment of the $418,755 attributable to Solar Quartz Technologies Limited. This debt was extinguished upon the issuance of shares in Graphene & Solar Technologies Limited (formerly known as Solar Quartz Technologies Corporation). Accounts Payable increased to $588,892 from $364,009 from September 30, 2017 to September 30, 2018, an increase of 162%, of which $418,826 was attributable to Solar Quartz Technologies Limited. Of the amount in Accounts Payable in Graphene & Solar Technologies Limited (formerly known as Solar Quartz Technologies Corporation) approximately $315,000 was compensation payables to officers of the Company. Accrued interest payable increased from $45,060 to $55,673, all attributable to interest accruals on convertible notes payable.

Liquidity and Capital Resources

As of September 30, 2018, we had $9,207 in total current assets and $904,266 in total current liabilities. Accordingly, we had a working capital deficit of $895,059.

Operating activities used $1,743,579 in cash for the year ended September 30, 2018, as compared with $120,822 for the year ended September 30, 2017, representing an increase of 1425% year over year. Our increase in cash used in operating activities was due to increased professional and contract labor costs as a result of the combination of the companies. The increases were attributable to the operating loss of $2,054,086 for the year ended September 30, 2018 as compared to net loss of $160,323 in the fiscal year ended September 30, 2017.

Cash from financing activities in the year ended September 30, 2018; included increases in short term loans of $68,000 and increase in Additional Paid In Capital of $2,084,151 compared to $73,157 due to affiliates in the year ended September 30, 2017. The issuance of stock generated $115 in the year ended September 30, 2018 while it generated $148 in the year ended September 30, 2017.

Contractual Obligations

Principal balances of our material future contractual obligations as of September 30, 2018, were as follows:

	Total	2018
2012 Convertible notes	$70,747	$70,747
Notes Payable	$90,000	$90,000
Other Notes Payable	$63,000	$-

The Notes Payable bear interest at 10%; the Other Note Payable bears interest at 12%. The convertible notes bear interest at 15% and are due on demand. The principal and accrued interest on the notes can be converted at the discretion of the holders into common shares at $3.31 per share.

Critical Accounting Policies and New Accounting Pronouncements

The Company’s critical accounting policies are as described below

Principles of Consolidation and Basis of Presentation— the consolidated financial statements include the accounts of Graphene & Solar Technologies Limited (formerly known as Solar Quartz Technologies Corporation) and its subsidiary, Solar Quartz Technologies Limited. Graphene & Solar Technologies Limited significant accounting policies are consistent with those discussed in the audited financial statements as of September 30, 2018 and 2017. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Debt Issuance Costs—Costs incurred in connection short term note with the Power Up Lending was a discount of $3,000 which is to be amortized over the term of the note and netted against the related debt. .

Conversion Feature Liability —The Power Up Lending note has a contingent liability which could be converted into equity at a date commencing 170 day from the date of the Note (August 13, 2018). This conversion feature liability is based on the price of the average price of the shares 20 days prior to the conversion. Since the conversion feature does not come into effect until 170 days after the dae of the Note, separation of the contingent liability was not recorded in the books.

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

Fair Value Measurements—the carrying value of cash and cash equivalents, accounts receivable, and accounts payable, as reflected in the balance sheets, approximate fair value because of the short-term maturity of these instruments. The estimated fair value of long-term debt was determined by discounting future cash flows using rates currently available to the Company for debt with similar terms and remaining maturities. The Company calculated that the estimated fair value of the long-term debt is not significantly different than the carrying value of the debt. The participation liability associated with outstanding long-term debt was determined by utilizing a present value factor of 10 applied to proved, developed reserves associated with the wells drilled with the proceeds of the notes.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Graphene & Solar Technologies Limited

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Graphene & Solar Technologies Limited. ("the Company") as of September 30, 2018 and 2017 and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2018 and 2017, and the results of its operations and its cash flows for each of the two years in the period ended September 30, 2018, in conformity with generally accepted accounting principles

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2018 and 2017 and the results of their operations and their cash flows for each of the years in the period ended September 30, 2018 in conformity with accounting principles generally accepted in the United States of America.

Matter of Emphasis

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 3 to the consolidated financial statements, the Company has suffered recurring losses from operations and negative cash flows from operating activities that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Thayer O’Neal Company, LLC

Thayer O’Neal Company, LLC

We have served as the Company's auditor since 2017

Houston, Texas

January 18, 2019

GRAPHENE & SOLAR TECHNOLOGIES LIMITED

(FORMERLY SOLAR QUARTZ TECHNOLOGIES CORPORATION)

CONSOLIDATED BALANCE SHEETS

	September 30,	September 30,
ASSETS	2018	2017

Current Assets:
Cash and cash equivalents	$6,704	$10,738
Due from Affiliate	-	26,889
		-
Total Current Assets	6,704	37,627

Other Assets:
Furniture & Equipment, net of depreciation, $38,276 and $0.00	47,154	92,653
Quartz Deposits	28,692	30,000

Total assets	$82,550	$160,280

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$141,128	$364,009
Accrued interest payable	55,673	45,060
Accrued liabilities	35,955	26,011
Short term notes payable	90,000	85,000
Other liabilities	-	92
Due to Affiliated Parties	447,764	418,755
Other notes payable, net of discount $2,503	60,497	-
Current portion of notes payable, net of discount $- and $-	70,747	70,747
Total Current Liabilities	901,764	1,009,674

Stockholders' Deficit
Preferred stock, $0.00001 par value; 50,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.00001 par value; 500,000,000 and 50,000,000 shares authorized; 236,046,151 and 224,426,229 shares issued and outstanding	2,360	2,245
Additional paid-in capital	7,972,361	5,888,210
Accumulated deficit	(8,885,981)	(6,739,849)
Accumulated other comprehensive earnings	92,046	-

Total Stockholders' Deficit	(819,214)	(849,394)

Total Liabilities and Stockholders' Deficit	$82,550	$160,280

The accompanying notes are an integral part of these consolidated financial statements.

 GRAPHENE & SOLAR TECHNOLOGIES LIMITED

(FORMERLY SOLAR QUARTZ TECHNOLOGIES CORPORATION)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year ending September 30
	2018	2017

Revenues	$-	$-

Operating Expenses:
Professional Services	1,802,058	95,905
General and administrative	323,221	46,929
Total Operating Expenses	2,125,279	142,834

Loss from Operations	(2,125,279)	(142,834)

Other Income (Expenses)
Interest expense	(20,853)	(17,488)
Total Other Income (Expenses)	(20,853)	(17,488)
Net loss	(2,146,132)	(160,322)
Other comprehensive gain – translation adjustment	92,046	-
Net Comprehensive Loss	$(2,054,086)	$(160,322)

Income (Loss) per Share:
Basic and diluted	$(0.01)	$(0.00)

Weighted average shares outstanding	231,311,252	36,569,260

The accompanying notes are an integral part of these consolidated financial statements.

GRAPHENE & SOLAR TECHNOLOGIES LIMITED

(FORMERLY SOLAR QUARTZ TECHNOLOGIES CORPORATION)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the years ended September 30, 2017 and 2016

	Common Stock		Additional	Accumulated Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Paid-In Capital	Earnings	Deficit	Equity
Balance September 30, 2016	1,002,134	11	6,319,911		(6,579,527)	(259,605)

Issuance of shares for asset acquisition	223,424,095	2,234	(431,601)		-	(429,467)
Net Income	-	-	-		(160,322)	(160,322)
Balance September 30, 2017	224,426,229	2,245	5,888,210		(6,739,849)	(849,394)
Issuance of shares to management	8,200,000	82	1,206,330	-	-	1,206,412
Sale of shares	3,369,922	33	378,570		-	378,603
Related party debt forgiveness			438,521		-	438,521
Issuance of shares for debt	50,000	-	60,730		-	60,730
Comprehensive gain – currency translation	-	-	-	$92,046	-	92,046
Net Income	-	-	-	-	(2,146,132)	(2,146,132)
Balance September 30, 2018	236,046,151	$2,360	$7,972,361	$92,046	$(8,701,889)	$(819,215)

The accompanying notes are an integral part of these consolidated financial statements.

GRAPHENE & SOLAR TECHNOLOGIES LIMITED

(FORMERLY SOLAR QUARTZ TECHNOLOGIES CORPORATION)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the years ended September 30, 2017 and 2016

	2018	2017
Cash flows from operating activities
Net Income (loss)	$(2,146,132)	$(160,323)
Share based compensation	1,206,412	-
Depreciation expense	38,278	-
Other comprehensive gain – translation adjustment	92,046
Net cash from operating activities:
Change in operating assets and liabilities:
Other Receivables	-	966
Accounts payable	(222,880)	35,455
Accrued interest payable	10,613	9.016
Accrued professional fees related party	555,150	(14,436)
Accrued liabilities	9,944	8,500
Due to/from Affiliate	-	-
Other liabilities	(92)	-
Net cash from operating activities	(456,661)	(120,822)

Cash flows from investing activities
Purchases of Furniture & Equipment	-	(4,103)
Net cash from investing activities	-	(4,103)

Cash flows from financing activities
Issuance of common stock	378,603	148
Due to Affiliates	-	73,157
Proceeds from Convertible notes	60,497	-
Proceeds from short-term loans	5,000	-
Net cash from financing activities	444,100	73,305
Effect of Exchange rate in cash	8,527	-
Net change in cash and cash equivalents	(4,034)	(51,620)

Cash and cash equivalents
Beginning of period	10,738	62,358
End of period	$6,704	$10,738

Supplemental cash flow information
Non-cash investing and financing activities:
Non-cash Investment in subsidiary	$-	$2,134
Debt forgiveness from Related Party	$438,251	$-
Issuance of shares for debts	$60,730	$-

The accompanying notes are an integral part of these consolidated financial statements.

GRAPHENE & SOLAR TECHNOLOGIES LIMITED

(FORMERLY SOLAR QUARTZ TECHNOLOGIES CORPORATION)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION

We were incorporated in Colorado on June 21, 2010 as Vanguard Energy Corporation (Vanguard) (currently known as Graphene & Solar Technologies, Limited) and until June 2014 were involved in the exploration and development of oil and gas properties in southeast Texas. We were never able to earn a profit and in January of 2013 we began investigating the possibility of selling our oil and gas properties.  The sale of our oil and gas properties represented the sale of substantially all our assets in June of 2014.

The following history of events describes how the current entity Graphene & Solar Technologies Limited (formerly known as Solar Quartz Technology Corporation) acquired its subsidiary Solar Quartz Technologies Limited (SQTNZ) and all entities described below other than Vanguard were entities under common control.

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

On July 1, 2017, Vanguard acquired SQTNZ from SQTI in a share exchange wherein Vanguard issued 213,402,755 new shares of common stock to SQTI in exchange for 122 (100%) of the common shares of SQTNZ. The assets acquired in this exchange were reflected in our financial statements at SQTI’s historical cost basis of $30,000 as it was considered an acquisition of assets from entities under common control. The issuance of these shares was equivalent to 95% of the Company's shares issued, as we committed to issue an additional 10,021,224 shares to those holders of our common stock immediately prior to the acquisition. These actions resulted in a total of 224,426,229 shares outstanding.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Principles of Consolidation and Basis of Presentation— the consolidated financial statements include the accounts of Graphene & Solar Technologies Limited (formerly known as Solar Quartz Technologies Corporation) and its subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

GRAPHENE & SOLAR TECHNOLOGIES LIMITED

(FORMERLY SOLAR QUARTZ TECHNOLOGIES CORPORATION)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Cash and Cash Equivalents - the Company considers all highly liquid instruments purchased with a maturity date of three months or less to be cash equivalents.

Debt Issuance Costs - Costs incurred in connection with the issuance of short-term debt are amortized over the term of the related debt and netted against the liability.

Conversion Feature Liability- the Note payable issued to Power Up Lending has a contingent liability which will become effective 170 days from the date of the loan (August 13, 2018). The conversion option may be exercised after 170 days at a market price based on the average 20 days from the date of the conversion. The contingent liability was not record as this conversion feature was not in effect on September 30, 2018, the end of the fiscal year.

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

GRAPHENE & SOLAR TECHNOLOGIES LIMITED

(FORMERLY SOLAR QUARTZ TECHNOLOGIES CORPORATION)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

 NOTE 3 – GOING CONCERN

The sale of the Company’s oil and gas properties raised substantial doubt of the Company to continue as a going concern. The Company also has an accumulated deficit at this point and has experienced net losses for the most part throughout its history. The Company will need additional financing to continue its operations over the next twelve months, and while management believes it will secure such financing, there can be no guarantee that it will occur.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. These financial statements do not reflect adjustments that would be necessary if the going concern assumption was not appropriate.

NOTE 4 – REORGANIZATION

On July 1, 2017, the Company acquired all of the shares of Solar Quartz Technologies Limited, a company incorporated in New Zealand (“SQTNZ”) and has recorded it as reorganization of entities under common control. These shares were purchased from Solar Quartz Technologies, Inc. (“SQTI”). We subsequently changed our name to Graphene & Solar Technologies Limited (formerly known as Solar Quartz Technologies Corporation) in Colorado and have applied FINRA for the name changed and to trade under the symbol “GSTX”. We have not been cleared by FINRA to use the new trading symbol GQTX. During July 2017 the Company issued 213,402,755 new shares of common stock to SQTI in exchange for 122 (100%) of the common shares of SQTNZ. The cost of this acquisition was recorded at $30,000. The difference between the consideration and the equity of the acquired entity was charged to additional paid-in capital. The issuance of these shares was equivalent to 95% of the Company's shares issued, as we committed to issue an additional 10,021,224 shares to those holders of our common stock immediately prior to the acquisition. These actions resulted in a total of 224,426,229 shares outstanding. The Company does not anticipate any further reorganization of its common stock. We plan to apply to trade on the more senior OTCQX exchange or NASDAQ. The mineral rights owned by SQTNZ were acquired from Solar Quartz Technologies Pte., formerly known as Auzsolar Pte Ltd, a Singapore corporation, all companies under common control.

GRAPHENE & SOLAR TECHNOLOGIES LIMITED

(FORMERLY SOLAR QUARTZ TECHNOLOGIES CORPORATION)

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

Description	2018	2017

Tax provision at expected tax rate (35%)	$(586,160)	$(574,296)
Increase (decrease) to valuation allowance	586,160	574,296
Income tax provision	$-	$-

NOTE 6 – STOCKHOLDERS' EQUITY

Preferred Stock— In July 2017 the Company increased its authorized preferred stock from 5,000,000 to 10,000,000 shares authorized none issued or outstanding.

Common Stock—In July 2017 the Company increased its authorized common shares from an aggregate of 100,000,000 shares to an aggregate of 500,000,000 shares of common stock with $0.00001 par value.

•	Common shares of 23,025 were issued in conjunction with the settlement of debt during the year ended September 30, 2016, resulting in increases to common stock of $1, and additional paid-in capital of $22.

•	Common shares of 223,424,095 were issued for the purchase of Solar Quartz Technologies Limited (New Zealand) during the year ended September 30, 2017, resulting in increases to common stock of $2,234, and paid-in capital of ($431,701).

•	Common shares of 8,200,000 were issued to management resulting in an increase common stock of $82 and additional paid-in capital of $1,206,330.

•	Sale of common shares of 3,3369,922 resulted increase of common stock of $33 and to additional paid-in capital of $378,570

•	Related party debt forgiveness resulted in an increase to additional paid in capital of $438,520

•	Issuance of shares for debt resulted in an increase to shares of 50,000 and an increase to additional paid in capital of $60,730.

GRAPHENE & SOLAR TECHNOLOGIES LIMITED

(FORMERLY SOLAR QUARTZ TECHNOLOGIES CORPORATION)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – STOCK-BASED COMPENSATION

On January 10, 2011, the Board of Directors approved a Non-Qualified Stock Option Plan (the "Plan") which authorizes the issuance of up to 1,500,000 shares of Company common stock to persons that exercise options granted pursuant to the Plan. The Company's employees, directors, officers, consultants and advisors are eligible to be granted options pursuant to the Plan, provided however, that bona fide services must be rendered by such consultants or advisors, and such services must not be in connection with the offer or sale of securities in a capital-raising transaction. In fiscal year ending September 30, 2018, 8,200,000 were issued to management for services provided.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Office Lease –   The Company leases a virtual office lease in Beverly Hills, California until June 30, 2019 at $149 per month.

The Power Up convertible note referred to in Note 9 includes a conversion feature which only goes into effect upon default wherein the note can be converted into share of common stock at 55% of the average market value 20 days preceding the conversion date. This conversion feature represents a contingent liability as of September 30, 2018. As of the date these financial statements were available to be issued January 18, 2019. Because the Form 10Q will be filed late, this note is probably in default although the lender has not notified the Company of an event of default.

NOTE 9 – CONVERTIBLE NOTES PAYABLE

The Company’s material future contractual obligations by fiscal year as of September 30, 2018 were as follows:

	Total	2018	Thereafter
Convertible notes	$70,747	$70,747	-
Notes Payable	$90,000	$90,000	-
Power Up loan payable	$63,000	$63,000	-

The notes payable bear interest at 10% and are due on demand. The convertible notes bear interest at 15% and are also due on demand. The principal and accrued interest of these notes can be converted at the discretion of the holders into common shares at $3.31/share.  The Power Up loan bears interest at 12% and has the option of converting the debt into shares 170 days after the date of the note at 55% of the average market value 20 days preceding the conversion date. On December 31, 2018 the market share price was $.18.

The Company has contractual capital commitments outstanding in the principal balance of $70,474 at September 30, 2017.  Accrued interest of $55,672 is due in addition to the principal balance of the Convertible notes.

NOTE 10 – RELATED PARTY

As of September 30, 2017, the amount due from affiliates was $26,890 and due to affiliates was $418,755. The entire amount was taken over from SQTNZ which essentially came from shareholders of Australian Oil and Gas Holdings Inc. During the fiscal year ending September 30, 2018 Australian Oil and Gas Holdings, Inc. forgave the debt and receivable producing a net gain to the Company of $391,785. In July, 2017 SQTNZ entered into an agreement with PGRNZ to provide services to SQTNZ at the rate of A$75,000 per quarter for a period of 36 months with provision to extent for an additional 12 month. In July 2016 SQTL entered into an agreement with Global Digital Solutions PTY LTD to provide services to SQTL at a rate of $13,500 per month for a period of 12 months to be renewed annually, current amendment commencing January 1, 2018.

GRAPHENE & SOLAR TECHNOLOGIES LIMITED

(FORMERLY SOLAR QUARTZ TECHNOLOGIES CORPORATION)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table summarizes the financial liabilities measured at fair value on a recurring basis as of September 30, 2018 and 2017:

Description	Level	September 30, 2018	September 30, 2016

Convertible Notes	1	$70,474	$70,474

NOTE 12 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through January 18, 2019, the date these financial statements were available to be released. The only event requiring disclosure is the continent liability associated with the default of the Power Up note reference in Note 8. The fact that the conversion option available in the event of default is at 55% of the average market value 20 days preceding the conversion date, this represent an embedded derivative. The Company has not evaluated the effect of accounting for this liability at fair market value as of January 18, 2019, the date these financial statements were available for issuance.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

An evaluation was carried out under the supervision and with the participation of our management, including our Principal Executive and Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-K. Disclosure controls and procedures are procedures designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-K, is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and is communicated to our management, including our Principal Executive and Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our management concluded that, as of September 30, 2018, our disclosure controls and procedures were not effective.

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

Warren Dillard, our Principal Executive and Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of September 30, 2018 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework (1992). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. Mr. Dillard resigned his position as Principal Executive on June 30, 2018 and his position as Financial Officer on November 6, 2018. Mr. Roger May assumed the duties of interim Principal Executive on July 1, 2018 and Mr. Frank G Herrera was named interim Chief Financial and Accounting Officer on December 7, 2018. Both Messrs. May and Herrera agreed with the evaluation made by Mr. Dillard.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management has been addressing the underlying causes for our weaknesses in internal control which had stem from a very shallow management team and limited resources to allocate accounting systems. An accountant/operations person was added to the staff in the fourth quarter 2018 and an accounting system was acquired at that time specifically for Solar Quartz Technologies Limited. Nearly of the financial and accounting transactions have been adding to the new accounting system. Management expects that these additions will make it easier to control procedures, to evaluate processes and allow management to make better and quicker decisions. While these new processes have been in place for only a few months, management believes that by year-end 2019, the internal control function will be effective and will meet the rules and requirement of the Security and Exchange Commission. We continue to plan to raise new capital soon and to use those resources to expand the management team to assure that the processing of data and drafting financial reports will be completed in the most timely manner in future reporting periods.

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

Name	Age	Position

Frank G Herrera	75	Interim Chief Financial Officer l

Roger T. May	72	CEO, Director and Interim Co. Secretary

Steven M. Powers	75	Vice President of Business Development, Secretary and a Director

David AB Halstead	70	Director

Michael Selsman	80	Director

The principal occupations of our officers and directors during the past several years are as follows:

Warren M. Dillard had been our Chief Executive and Financial Officer and Accounting Officer and a director since June 2010 until his recent retirement. Since February 2011 Mr. Dillard has been our Principal Financial and Accounting Officer. He has previously managed mutual funds with the American Funds group of funds, was CFO of Pepperdine University and has been active in the development of numerous early stage companies in a variety of industries. Since 2005, Mr. Dillard has served as the President and a director of Enercor, Inc., a private corporation involved in oil and gas exploration and development in the western United States. Since the spring of 2010, Mr. Dillard’s involvement with Enercor has been minimal. Mr. Dillard holds a degree in Accounting from Texas A & M University and an MBA in Finance from the Harvard Business School. Mr. Dillard resigned as CEO and Director in June 2018 and as CFO in November 2018.

Steven M. Powers has been a director since June 2010. Since February 2011, Mr. Powers has been our Vice President of Business Development and our Secretary. Since 2005, Mr. Powers has served as Chief Executive Officer, Chairman and a director of Enercor, Inc., a private corporation involved in oil and gas exploration and development. Prior to his association with Enercor, Mr. Powers was a real estate developer. Mr. Powers earned a degree in philosophy from the University of California at Santa Barbara as well as an MBA from the University of California at Los Angeles. Mr. Powers resigned as director on October 2018

Roger May was the original Founder of the SQT enterprise in 2014 and has been a director since July 1, 2017. Mr. May has extensive international business experience over the last 40 years, resided in the USA for 22 years, returning to Australia September 2001. Recognized Expert in "start-up" enterprises from inception to fully operational commercial ventures. He has overcome obstacles with great ability, tenacity, flexibility and creative initiative. Acknowledged visionary and creator combined with strong implementation skills. He has excellent capital raising skills in tens of millions of dollars. He has been Founder, Chairman & CEO of five (5) publicly listed companies in the USA and Australia. He resided in the USA for 22 years. He has founded several high-tech. communications and mineral resource development companies. Presently focused on Global commercialization of primary component material essential in manufacture of PV Solar panels, Semi-conductor, and all high-end electronics in the USA and Australia.

David A B Halstead has been a director since July 1, 2017.   David has a wide range of corporate, secretarial and trusts experience, in both offshore and onshore companies. In 1973 he became a partner in a local chartered accounting firm and in 1984 a principal in the Hong Kong office of Coopers & Lybrand [now PWC] specializing in international corporate and secretarial services, and offshore tax structures. Upon his return to Auckland in 1994, he established and operated, several integrated medical centers, a surgical hospital in Auckland and a state-of-the-art diagnostic center. He then spent 3 years working with World Vision fund raising for its micro finance arm “Vision Fund” involved with the capitalization and establishment of Vision Fund Cambodia.  Reflecting his interest in health care delivery, in 2003 to this day, he became, and is a Trustee of the New Zealand based international medical aid charity, Medical Aid Abroad.  Since 2006, David has acted as a director, company secretary and treasurer for a group of international clients. Contemporaneously he established and operated, until recently, a unique world-first web based joint venture service for the New Zealand Government processing immigration medicals online in a secure platform through a company called NZimed Limited.  He is a director of an immigration sector “lead generation” company, Leadgen Matrix Ltd, Business Epic Ltd, a company focused on assisting baby boomer SME owner operators maximize their business exit strategies and value, and Asia Capital (China) Ltd, a NZ registered Financial Services Provider facilitating investment into Australia and New Zealand.  He is a director of several Hong Kong and Singapore companies as well as other NZ entities. Mr. Halstead was educated at Kings College, Auckland, the son of a former New Zealand Cabinet Minister and diplomat.  He is a graduate of the University of Auckland with a Bachelor of Commerce and further qualifications in accounting and taxation.”

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

Frank G Herrera has worked in accounting and finance for over 20 years as a corporate controller, and chief accounting officer and has lectured in several universities in accounting and finance. He has also worked as an offficer of a secondary market in federally insured loans using the bond market to raise funds to operate the secondary market. For the past eleven years Mr Herrera has been a senior accounting advisor in the oil industry and in the past five years worked with Vanguard Energy Corporation (now known as Graphene & Solar Technologies Limited). Mr. Herrera attending undergruate and graduate studies at Texas A&M University, graduating with an MBA.

We believe that each of our directors’ experience in high quality minerals and/or business development qualifies them to serve as one of our directors.

Warren Dillard acted as our Principal Financial Officer until his resignation in November 2019. Mr Herrera was appointed as Interim Principal Financial Officer on December 7, 2018.

We have adopted a code of ethics applicable to our principal executive, financial and accounting officers and persons performing similar functions.

ITEM 11. EXECUTIVE COMPENSATION

The following table summarizes the compensation received by our principal executive and financial officers during the two years ended September 30, 2018.

Name and	Fiscal		Other
Principal Position	Year	Salary (1)	Compensation (2)	Total

Warren Dillard	2018	-	-	-
Principal	2017	-	-	-
Financial and Accounting Officer

Steven M Powers	2018	-	-	-
Vice President, Business	2017	-	-	-

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

Compensation of Directors During Year Ended September 30, 2018. During the year ended September 30, 2018, we did not compensate our directors for acting as such.

Compensation Committee Interlocks and Insider Participation. During the year ended September 30, 2018, none of our officers was also a member of the compensation committee or a director of another entity, which other entity had one of its executive officers serving as one of our directors.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table shows the beneficial ownership of our common stock, as of September 30, 2018 by (i) each person whom we know beneficially owns more than 5% of the outstanding shares of our common stock, (ii) each of our officers, (iii) each of our directors, and (iv) all the officers and directors as a group. Unless otherwise indicated, each owner has sole voting and investment powers over his shares of common stock. Unless otherwise indicated, beneficial ownership is determined in accordance with the Rule 13d-3 promulgated under the Securities and Exchange Act of 1934, as amended, and includes voting or investment power with respect to shares beneficially owned.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned		Percentage of Class
Warren M. Dillard 21 Waterway Ave., Ste. 300 The Woodlands, TX 77380, USA	500,000		0.22%

Steven M. Powers 2426 Topanga Canyon Blvd. Topanga, CA 90290 , USA	7,750	(1)	0.03%

Roger T. May 88 Lorimer Street Docklands, Vic, 3008, Australia	156,232,959		69.03%

David A.B. Halstead 75 B Molesworth Drive Mangawhai, 0505, New Zealand	500,000		0.22%

Michael Selsman 433 N. Camden Dr., Suite 400 Beverly Hills, CA 90212	500,000		0.22%

Frank G Herrera 18058 Maui Sands San Antonio, TX 78255	500,000		0.22%

_____________

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

None.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Thayer O’Neal Company, LLC was engaged to audit our financial statements for the years ended September 30, 2018 and September 30, 2017. The following table shows the fees billed to us for the periods presented by Thayer O’Neal Company.

	Year Ended	Year Ended
	September 30, 2018	September 30, 2017

Audit Fees	$89,995	$10,000
Audit-Related Fees	$-	$-
Tax Fees	$-	$-

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

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibits
21
99.1
99.2
99.3
99.4
99.5
Solar Quartz Technologies Limited, a New Zealand corporation, corporate Extract
ML 30235 Resource Authority Public Report of Ownership
ML 30236 Resource Authority Public Report of Ownership
ML 30237 Resource Authority Public Report of Ownership
ML 30238 Resource Authority Public Report of Ownership
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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 22nd day of January 2019.

SOLAR QUARTZ TECHNOLOGIES CORPORATION

By:	/s/ Roger May
Roger May, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of l934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/s Roger May	Chief Executive Officer	January 22, 2019

/s/s Frank Herrera	CFO	January 22, 2019

