Form 10-Q
period 2018-12-31
Graphene & Solar Technologies Ltd
filed 2019-02-28
CIK 1497649

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2018

☐ Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission File Number: None

GRAPHENE & SOLAR TECHNOLOGIES LIMITED
(Exact name of registrant as specified in its charter)

COLORADO	27-2888719
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

433 N. Camden Drive, Ste. 600

Beverly Hills, CA 90210

(Address of principal executive offices, including Zip Code)

(310) 887-9966

(Issuer’s telephone number, including area code)

(formally known as Solar Quartz Technologies Corporation)

(Former name or former address if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of December 31, 2018, the registrant had 238,716,484 outstanding shares of common stock.

GRAPHENE & SOLAR TECHNOLOGIES LIMITED

FORM 10-Q

GRAPHENE & SOLAR TECHNOLOGIES LIMITED

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31	September 30,
	2018 (Unaudited)	2018 (Audited)

ASSETS
Current Assets:
Cash and cash equivalents	$93,831	$6.704
Total Current Assets	93,831	6,704
Other Assets:
Furniture & Equipment, net of depreciation, $4,335 and $38,278	42,473	47,155
Quartz Deposits	28,480	28,692
Total Assets	$164,784	$82,551

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$109,481	$141,128
Accrued interest payable	40,111	55,673
Accrued liabilities	58,326	35,955
Short term notes payable	90,000	90,000
Due to Affiliate Parties	374,268	447,764
Notes Payable-Power Up Lending, net of discount $1,551 and $2,503	61,449	60,497
Current portion of convertible notes payable, net of discount $- and $-	70,747	70,747
Total Current Liabilities	804,381	901,765
Stockholders' Deficit:
Preferred stock, $0.00001 par value; 10,000,000 shares authorized; none issued or outstanding
Common stock, $0.00001 par value; 500,000,000 and 500,000,000 shares authorized; 238,716,484 and 236,046,151 shares issued and outstanding	2,387	2,360
Additional paid-in capital	8,393,701	7,972,361
Comprehensive income	128,940	92,046
Accumulated deficit	(9,164,625)	(8,885,981)

Total stockholders' deficit	(639,596)	(819,214)

Total liabilities and stockholders' deficit	$164,784	$82,551

The accompanying notes are an integral part of these consolidated financial statements.

GRAPHENE & SOLAR TECHNOLOGIES Limited

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ending December 31,
	2018	2017

Revenues	$-	$-

Operating expenses
Professional Services	100,200	155,821
General and administrative	172,117	93,616
Total operating expenses	272,317	249,437

Loss from operations	(272,317)	(249,437)

Other income (expense)
Other income	1,434	1
Interest expense	(7,761)	(4,778)

Total other income (expense)	(6,327)	(4,777)

Net Income (Loss)	(278,644)	(254,214)

Other Comprehensive Income	36,894	-

Net Comprehensive Loss	$(241,750)	$(254,214)

Income (Loss) per share:
Basic and diluted	$(0.00)	$(0.00)

Weighted average shares outstanding	234,301,260	225,642,896

The accompanying notes are an integral part of these consolidated financial statements.

GRAPHENE & SOLAR TECHNOLOGIES Limited

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

For the Three-Month Period Ended December 31, 2018 and 2017

(Unaudited)

	2018	2017
Cash flows from operating activities
Net Income (loss)	$(278,644)	$(254.215)
Adjustments to reconcile net income/(loss) to net cash from operating activities:
Stock-based compensation	100,200	56,248
Depreciation expense	4,335	27,714
Amortization of discount	952	-
Change in operating assets and liabilities:
Accounts payable	(30,868)	(58,336)
Accrued interest payable	2,653	2,654
Accrued liabilities	4,156	(6,275)
Due to related parties	(63,837)	-
Net cash used in operating activities	(261,053)	(232,210)
Cash flows from financing activities

Due to Affiliates	-	165,998
Proceeds from issuance of common stock	345,000	50,674
Issuance of short term note payable	-	5,000
Net cash from financing activities	345,000	221,672
Effect of currency translations to cash flow	3,180	-
Net change in cash and cash equivalents	87,127	(10,538)
Cash and cash equivalents
Beginning of period	6,704	10,738
End of period	$93,831	$200

Supplemental cash flow information	Quarter ended December 31,
	2018	2017
Interest paid	$-	$-
Noncash investing and financing activities:
Debt forgiveness	$-	25,800

The accompanying notes are an integral part of these consolidated financial statements.

GRAPHENE & SOLAR TECHNOLOGIES Limited

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION

These consolidated financial statements of Graphene &Solar Technologies Limited (GSTX or the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). In the opinion of management, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. Certain information, accounting policies and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to Securities and Exchange Commission (SEC) rules and regulations. These financial statements should be read along with Solar Quartz’s audited financial statements as of September 30, 2018.

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

Future issuances of the Company's equity or debt securities will be required for the Company to finance operations and continue as a going concern. The financial statements do not include any adjustments that may result from the outcome of these uncertainties.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Principles of Consolidation and Basis of Presentation — The consolidated financial statements include the accounts of Graphene & Solar Technologies Limited and its subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and pursuant to the accounting and disclosure rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). A summary of the significant accounting policies applied in the preparation of the accompanying financial statements can be found in the Company’s Annual Report in form 10-K for the year ended September 30, 2018.

Use of Estimates - The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Significant estimates include but are not limited to the estimated useful lives of equipment for purposes of depreciation and the valuation of common shares issued for services, equipment and the liquidation of liabilities.

Stock-Based Compensation - The Company accounts for employee stock-based compensation using the fair value method. However, the Company did not evaluate employee-based compensation as the Company has no employees. The Company did issue stock to vendors/consultants for services performed. The fair value attributable to stock options is calculated based on the Black-Scholes option pricing model and is amortized to expense over the service period which is equivalent to the time required to vest the stock options.

Foreign Currency Translations – The functional currency of the Company’s foreign subsidiary is primarily the respective local currency. Assets and liabilities of the Company’s foreign subsidiary are translated into U.S. Dollars at the year-end exchange rate, and revenues and expenses are translated at average monthly exchange rates. Translation gains and losses are recorded as a component of accumulated other comprehensive income (loss) within stockholders’ equity. All other foreign currency transaction gains and losses are included in other (income) expense, net.

Earnings Per Share - Basic earnings per share have been calculated based upon the weighted-average number of common shares outstanding. Diluted earnings per share were not calculated as such potential shares would be anti-dilutive. Potential shares that could be converted into common shares at December 31, 2018 are approximately 636,364.

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

NOTE 3 – CONVERTIBLE NOTES PAYABLE

The Company’s indebtedness as of December 31 and September 30, 2018 were as follows:

Description	December 31, 2018	September 30, 2018

Convertible notes	$70,747	$70,747
Notes Payable	$90,000	$90,000
Note Payable-Power Up Lending	$63,000	$63,000

The Notes Payable bear interest at 10% and are due on demand. The convertible notes bear interest at 15% and are also due on demand. The principal and accrued interest of these convertible notes can be converted at the discretion of the holders into common shares at $3.31/share. The Power Up Lending note bears interest at 12% and is due on May 31, 2019. The holder of the loan has the option of converting into shares 170 days after the date of the note at 55% of the average market value 20 days preceding the conversion. On December 31, 2018 the market share price was $.18. The contingent liability will be effective on January 29, 2019 and was not recorded as of December 31, 2018 as this conversion feature was not in effect on December 31, 2018. On January 29, 2019 the holder of the note did not elect to convert to shares.

NOTE 4- RELATED PARTY

In the fiscal year ended September 30, 2018 we reported $391,865 due to affiliated parties was eliminated from the books of Solar Quartz Technologies Limited concurrent with issuance of shares. There was also a $25,800 debt forgiveness from its affiliate, and both were charged to Additional Paid-in Capital in the year ended September 30, 2018. A partial payment of $160,000 on a debt to a related party was made in December 2018.

NOTE 5 – STOCKHOLDERS' EQUITY

Common shares of 2,670,000 were issued resulting in an increase to capital stock of $27 and an increase to Additional Paid-in Capital of $445,173. Of the 2,670,000 shares, 600,000 shares were issued for services valued at $100,200 and 2,070,000 shares were issued for proceeds totaling $345,000. The registration of 22,416 common shares to one of the Vanguard Energy Corporation (“VNGE”) stockholders under the acquisition agreement with Graphene & Solar Technologies Limited were made in the quarter ending December 31, 2018.

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

FORWARD LOOKING STATEMENTS

The information contained in this Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve risks and uncertainties, including among other things, statements regarding our capital needs, business strategy and expectations. Any statement which does not contain a historical fact may be deemed to be a forward-looking statement. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. In evaluating forward looking statements, you should consider various factors outlined in our Form 10-K report for the year ended September 30, 2018, filed with the U.S. Securities Exchange Commission (“SEC”) and, from time to time, in other reports we file with the SEC. These factors may cause our actual results to differ materially from any forward-looking statement. We disclaim any obligation to publicly update these statements or disclose any difference between our actual results and those reflected in these statements.

Overview

In July 2017 we acquired Solar Quartz Technologies Limited, a New Zealand corporation. We are now seeking new financings to meet development and general operating obligations and to justify a market for our stock. Absent achieving such a transaction soon, our viability is in doubt. The Company has managed to raise some capital by sale of shares, but as of December 31, 2018, the Company has not been successful in raising enough capital to meet this goal; however, work is underway to secure funding, and we believe that funding for the Company is possible in the near future.

Current Business and Operations

On July 2017 we acquired Solar Quartz Technologies Limited, a New Zealand Corporation. We are now seeking new funding to meet development and general operating obligations and to justify a market for our stock. Absent achieving such a transaction soon, our viability is in doubt. As of December 31, 2018, the Company has not been successful in meeting this goal; however, work is underway to secure funding and we believe that funding of the Company is possible in the near future.

With the acquisition of Solar Quartz Technologies Limited we now own mining exploration and development rights to significant deposits of High Purity Quartz that we have determined in our evaluation of independent reports and considered judgment to have an aggregate market value of $530,000,000. The reserves are adequate to provide the Company with adequate resources for 25-30 years of production. See Item 1in the FY 2018 10-K Business for greater details.

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

Results of Operations

For the fiscal quarters ended December 31, 2017 and December 31, 2018 we generated no revenues, and thus no cost of sales or gross profits.

For the fiscal quarters ended December 31, 2017 and December 31, 2018, we incurred $249,437 and $272,317 respectively in operating expenses. The operating expense increases are due primarily to an increase in general and administrative expenses of $78,501 plus a decrease in professional service of $58,621 Together the increase was $22,880.

For the fiscal quarter ended December 31, 2017 we recorded other expenses of $4,778 while in December 31, 2018 we incurred expenses of $7,761 both items are represented by accrued interest on debt. Other income of $1,434 was earned in the fiscal quarter, December 31, 2018.

For the fiscal quarter December 31, 2017, we reported net loss before taxes of $254,214 while in the fiscal quarter ended December 31, 2018, we reported a net loss before taxes of $278,644. Since there were no tax obligations in either fiscal, net income / loss in each year was the same as that reported before taxes.

For the periods ended September 30, 2018 and December 31, 2018, our cash positions were $6,704 and $93,831 respectively, all of the increase was attributable to sale of shares. In the fiscal year ended September 30, 2017 we reported $391,865 due to affiliated parties that was an obligation on the books of Solar Quartz Technologies Limited upon its acquisition. That amount on September 30, 2018 had been eliminated as part of the issuance of shares.

As of December 31, 2018, we had total current liabilities of $804,381 while as of September 30, 2018, we had total current liabilities of $901,765, a decrease of about 11%. Accrued interest payable increased from $91,629 to $98,436, all attributable to accruals on the loans and the convertible notes payable.

Liquidity and Capital Resources

As of December 31, 2018, we had $93,831 in total current assets and $804,381 in total current liabilities. Accordingly, we had a working capital deficit of $710,549.

Operating activities used $259,605 in cash for the quarter ended December 31, 2018, as compared to $232,210 for the quarter ended December 31, 2017. We had decrease in cash used in operating activities was due to reduction of related parties payables.

Cash from financing activities in the quarter ended December 31, 2018, included increases in amounts due to sale of shares of $345,000 and amounts due to affiliates of $165,998 in the quarter ended December 31, 2017.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

(a) We maintain a system of controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (“1934 Act”), is recorded, processed, summarized and reported within time periods specified in the SEC's rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the 1934 Act is accumulated and communicated to our management, including our Chief Executive and Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of December 31, 2018, our Interim Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Interim Chief and Financial Officer concluded that our disclosure controls and procedures were more effective when compared to FY 2017. Checks and balances have been implemented; a system of accounting for expenditures is in place and control of cash has been improved. It is expected that by the end of FY 2019 controls and procedures meeting SEC rules will be in place.

Frank G Herrera, our Interim Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2018 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework (1992). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls.

Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2018. Some material weaknesses are inherent when we are unable to file current and periodic reports with the SEC within the time frame as required by regulation. This limitation resulted from a general lack of financial support and resources in accounting and financial reporting systems, but management has provided enough financial support to enable us to provide accurate reports on a timely basis in the immediate future.

Changes in Internal Control Over Financial Reporting

There has been improvement in our internal control over financial reporting that occurred during the period covered by this report, but despite needing more improvement, it has not materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management has been addressing the underlying causes for our weaknesses in internal control. Our efforts to raise both debt and equity capital soon will allow us to use those resources to engage outside consultants to assist with the processing of data and drafting financial reports on a timely basis in future reporting periods.

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

GRAPHENE & SOLAR TECHNOLOGIES LIMITED

Date: February 28, 2019	By:	/s/ Frank G Herrera
Frank G Herrera
Interim Chief Financial Officer

