Form 10-Q
period 2019-03-31
Graphene & Solar Technologies Ltd
filed 2019-05-21
CIK 1497649

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2019

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

(310) 887-1477

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities registered pursuant to Section 12b-2 of the Act:  None

As of March 31, 2019, the registrant had 238,861,939 outstanding shares of common stock.

GRAPHENE & SOLAR TECHNOLOGIES LIMITED

FORM 10-Q

GRAPHENE & SOLAR TECHNOLOGIES LIMITED

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31	September 30
	2019	2018
ASSETS
Current Assets:
Cash and cash equivalents	$16,802	$6,704
Prepaid Legal	9,997	-
Total Current Assets	26,799	6,704
Other Assets:
Furniture & Equipment-net of depreciation, $46,277 and $38,278	37,992	47,155
Quartz Deposits	30,000	28,692
Total Assets	$94,791	$82,551

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$121,021	$141,128
Accrued interest payable	105,156	91,629
Short term notes payable	90,000	90,000
Due to Affiliated parties	488,218	447,764
Note Payable-Power Up Lending, net of discount $28,174 and $1,551	22,826	60,497
Derivative Liability	42,747	-
Current portion of notes payable	70,747	70,747
Total Current Liabilities	940,715	901,765
Stockholders' Deficit:
Preferred stock, $0.00001 par value; 10,000,000 shares
authorized; none issued or outstanding
Common stock, $0.00001 par value, 500,000,000 shares authorized; 238,861,939 and 236,046,151 shares issued
and outstanding	2,389	2,360
Additional paid-in capital	8,425,626	7,972,361
Accumulated deficit	(9,395,598)	(8,885,981)
Comprehensive income	121,659	92,046
Total stockholders' deficit	(845,924)	(819,214)
Total Liabilities and Stockholders' Deficit	$94,791	$82,551

The accompanying notes are an integral part of these consolidated financial statements.

SOLAR QUARTZ TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ending March 31		Six Months Ending March 31,
	2019	2018	2019	2018
Revenues	$-	$-	$-	$-

Costs and expenses
Professional Services	-	1,366,045	100,200	1,521,869
General and administrative	197,588	73,561	369,222	167,171
Total costs and expenses	197,588	1,439,606	469,422	1,689,040

Loss from operations	(197,588)	(1,439,606)	(469,422)	(1,689,040)

Other income (expense)
Interest income	-	-	-	(1)
Other income	1,423	-	2,857	-
Interest expense	(42,770)	(4,788)	(50,531)	(9,556)
Total other income (expense)	(41,347)	(4,778)	(47,674)	(9,557)

Net Income (Loss)	$(238,935)	$(1,444,384)	$(517,096)	$(1,698,597)

Comprehensive income (Loss)	$7,962	$-	$29,613	$-

Net Comprehensive Income (Loss)	$(230,793)	$(1,444,384)	$(487,483)	$(1,698,597)

Income (Loss) per share:
Basic and diluted	$(0.00)	$(0.01)	$(0.00)	$(0.01)

Weighted average shares outstanding	236,779,715	224,676,229	236,779,715	224,676,229

The accompanying notes are an integral part of these consolidated financial statements.

SOLAR QUARTZ TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Six Months ended March 31
	2019	2018
Cash Flows from operating activities
Net income (loss)	$(517,096)	$(1,698,597)
Depreciation	8,541	33,370
Amortization of debt discount	29,571	-
Foreign currency transaction gain	(7,480)
Stock issued for service	100,200	1,286,256
Change in book value of Quartz deposits	(1,308)	(565)
Prepaids	(9,997)	-
Accounts payable	(20,107)	152,285
Accrued interest payable	13,527	5,306
Accrued liabilities	-	4,450
Derivative liability	42,747	-
Change in derivative liability	(2,253)
Loss on conversion	9,818
Payable to related parties	40,454	-
Net cash from (used in) operating activities	(313,383)	(217,495)

Cash flows from financing activities
Issuance of common stock	-	160,801

Proceeds from debt	-	5,000
Additional paid in capital	353,094	-
Due from/to affiliates	-	44,712
Net cash flows from financing activities	353,094	210,512

Effect of currency translations to cash flow	(29,613)	-

Net change in cash and cash equivalents	10,098	(6,982)

Cash at beginning of period	6,704	10,738
Cash at end of period	$16,802	$3,756

Supplement cash flow information
Noncash financing activities:
Issuance of shares to Vanguard shareholders	$-	$2
Conversion of loan principal into shares (Power Up Lending)	$12,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

SOLAR QUARTZ TECHNOLOGIES CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION

These consolidated financial statements of Graphene & Solar Technologies Limited (GSTX or the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). In the opinion of management, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. Certain information, accounting policies and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to Securities and Exchange Commission (SEC) rules and regulations. These financial statements should be read along with the Company’s audited financial statements as of September 30, 2018.

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

Significant estimates include but are not limited to the estimate of useful lives of equipment for purposes of depreciation and the valuation of common shares issued for services, equipment and the liquidation of liabilities.

Stock-Based Compensation - The Company accounts for employee stock-based compensation using the fair value method. However, the Company did not evaluate employee-based compensation as the Company has not employees. The Company did issue stock to vendors/consultants for services performed. The fair value attributable to stock options is calculated based on the Black-Scholes option pricing model and is amortized to expense over the service period which is equivalent to the time required to vest the stock options.

Foreign Currency Translations – The functionals currency of the Company’s foreign subsidiary is primarily the respective local currency. Assets and liabilities of the Company’s foreign subsidiary are translated into U. S. Dollars at the year-end exchange rate, and revenues and expenses are translated at average monthly exchange rates. Translations gains or losses are recorded as component of accumulated other comprehensive income (loss) within the stockholders’ equity. All other foreign currency transactions gains and losses are included in other expense, net.

Earnings Per Share - Basic earnings per share have been calculated based upon the weighted-average number of common shares outstanding. Diluted earnings per share were not as such shares would be anti-dilutive. Potential shares that could be converted in common shares at March 31, 2019 are approximately 490,909.

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

NOTE 3 – CONVERTIBLE NOTES PAYABLE

The Company’s indebtedness as of March 31, 2019 and September 30, 2018 were as follows:

Description	March 31, 2019	September 30, 2018

Convertible notes	$70,747	$70,747
Notes Payable	$90,000	$90,000
Note Payable-Power Up Lending, net of discount, $28,174 and $1,551	$22,826	$60,497

The notes payable bear interest at 10% and are due on demand. The convertible notes bear interest at 15% and are also due on demand. The principal and accrued interest of these convertible notes can be converted at the discretion of the holders into common shares at $3.31/share.

On August 13, 2018, the Company entered into an unsecured convertible note agreement, with an accredited investor, for $63,000. The note bears interest at 12% per annum and is due and payable on May 30, 2019. The note has financing cost of $3,000 associated with it. This deferred financing fee has been deducted directly from the carrying value of the note, pursuant to ASU 2015-03. The deferred financing fee is being amortized over the term of the convertible note payable. The Company may prepay the note in full together with any accrued and unpaid interest plus any applicable pre-payment premium set forth in the note. Until the Ninetieth (90th) day after the Issuance Date the Company may pay the principal at a cash redemption premium of 135%, in addition to outstanding interest, which can be paid without the Holder’s consent; from the 90th day to the One Hundred and Seventieth (170th) day after the Issuance Date, the Company may pay the principal at a cash redemption premium of 150%, in addition to outstanding interest. After the 170th day up to the Maturity Date this Note shall have a cash redemption premium of 150% of the then outstanding principal amount of the Note, plus accrued interest and Default Interest if any. The note is convertible into fully paid and non-assessable shares of common stock, after 170 days from the date of the note, i..e. from Jan 30 2019, at a conversion price which is at 55% discount to the lowest trading price during the previous twenty trading days prior to the date of a conversion notice. Since the conversion price of the note is variable, the conversion option has been treated as a derivative liability.

On March 15, 2019 the note holder converted $12,000 of the principal of the note, pursuant to the note, into 121,212 shares of common stock. The Company to affect the conversion recorded a loss on debt conversion of $9,818 for the difference with the agreed conversion price and a change in Derivative Liability of $10,109 which was reclassified to additional paid in capital.

On March 31, 2019 the Company revalued the derivative liability and recorded an additional change in Derivative liability of $2,253. The fair value of the Derivative Liability on the note March 31, 2019 was $42,747.

NOTE 4 – RELATED PARTY

In the fiscal year ended September 30, 2018 we reported $391,865 due to affiliated parties was eliminated from the books Solar Quartz Technologies Limited concurrent with the issuance of shares. There was also a $25,800 debt forgiveness from its affiliated, and both were charged to Additional Paid-in Capital in the year ended September 30, 2018. A partial payment of $160,000 on a debt to a related party was made in December 2018.

NOTE 5 – STOCKHOLDERS' EQUITY

Common shares of 2,670,000 were issued resulting in an increase to capital stock of $29 and an increase to Additional Paid-in Capital of $453,265. Of the 2,670,000 shares, 600,000 shares were issued for services valued at $100,200 and 2,070,000 shares were issued for proceeds totaling $353,094. The registration of 22,416 common shares to one of the Vanguard Energy Corporation (“VGNE”) stockholders under the acquisition agreement with Graphene & Solar Technologies Limited were made in the quarter ending December 30, 2018. An issuance for 121,212 shares were made to Power Up Lending for $12,000 of principal on the note for $63,000.

NOTE 6 – SUBSEQUENT EVENTS

On April 8, 2019 Power Up Lending informed the Company that they intended to convert an addition $20,000 of principal into common shares. Further they informed the Company that this conversion would not take place if the balance of the Note ($51,000) plus all accrued interest would be paid by April 16, 2019. The Company was not able to meet the deadline in paying off the Note, and the conversion of the $20,000 was made. Further to this event, the Company negotiated with Power Up Lending to pay off the principal balance and paid it on April 24, 2019. The payment to liquidate the loan was approximately $53,000 which included principal, all accrued interest and a prepayment penalty.

During the month of April 2019, the Company sold shares to Japanese investors some of whom invested with the Company last December. The amount of the investment was $470,000; the purchase price per share has not been determined as of the date of this filing.

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

Overview

In July 2017 we acquired Solar Quartz Technologies Limited, a New Zealand corporation, as described in Note 1 to the Financial Statements above. We are now seeking new financings to meet development and general operating obligations and to justify a market for our stock. Absent achieving such a transaction in the near future, our viability is in doubt. As of March 31, 2019, the Company has not been successful in meeting this goal; however, work is underway to secure such financing and we believe that such financing of the Company is possible in the near future.

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

Results of Operations

For the fiscal quarters ended March 31, 2019 and March 31, 2018 we generated no revenues, and thus no cost of sales or gross profits.

For the fiscal quarters ended March 31, 2019 and March 31, 2018, we incurred $197,588 and $1,439,606 respectively in operating expenses. The operating expense increases are due to accounting, audit, legal and consulting services and in 2018 to the acquisition of Solar Quartz Technologies Limited, which had much more administrative activity in that current fiscal year, primarily in the form of professional services and other general and administrative expenses. These expenses were especially high in the fiscal year 2018 due to the one-time issuance of common shares to members of management, the board of directors and advisors for services over the past 6 months of FY 2018, representing fair value totaling $1,286,256.

For the fiscal quarter ended March 31, 2019 we recorded other expenses of $41,347 consisting of interest expenses while in March 31, 2018 we incurred expenses of $4,778. This was all accrued interest on the loan payable.

For the six months ending March 31, 2019, we reported net loss before taxes of $509,616 while in the six months ended March 31, 2018, we reported a net loss before taxes of $1,698,597. Since there were no tax obligations in either year, net income / loss in each year was the same as that reported before taxes.

For the fiscal periods ended September 30, 2018 and March 31, 2019, our cash positions were $6,704 and $16,802 respectively; on September 30, 2018 our cash was attributable to sale of shares and to a loan to the company from Power Up Lending in the amount of $63,000. On March 31, 2019 our cash on hand remained from the sale of shares in the first quarter ending December 2018.

As of March 31, 2019, we had total current liabilities of $940,715 while as of September 30, 2018, we had total current liabilities of $901,765, an increase of about 4.4%. Accrued interest payable increased from $91,629 to $105,156 all attributable to accruals on convertible notes payable.

Liquidity and Capital Resources

As of March 31, 2019, we had $26,799 in total current assets and $940,715 in total current liabilities. Accordingly, we had a working capital deficit of $913,916.

Operating activities used $354,891 in cash for the 6 months ended March 31, 2019, as compared with $217,495 for the six months ended March 31, 2018. Our increase in cash used in operating activities was due to increased professional and management consulting service needed in the management of the Company. The increases were attributable to the operating loss of $1,698,597 for the six months ended March 31, 2018 as compared to the operating loss of $509,616 in the fiscal six months ended March 31, 2019.

Cash from financing activities in the 6 months ended March 31, 2019, included increases additional paid-in capital of $376,899. In the six-month period ended March 31, 2018 cash from the issuance of stock of $160,803 plus an increase in amounts due to affiliates of $44,712 contributed to most of the financing activity.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

(a) We maintain a system of controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (“1934 Act”), is recorded, processed, summarized and reported within time periods specified in the SEC's rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the 1934 Act is accumulated and communicated to our management, including our Chief Executive Officer and to our Interim Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of March 31, 2019, our Chief Executive Officer and Interim Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, they concluded that our disclosure controls and procedures were not as effective and could be improved.

Frank G Herrera, our Interim Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of March 31, 2019 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework (1992). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls.

Based on this evaluation, management concluded that our internal control over financial reporting was lacking and could be improved. Improvements have been under taken by adding personnel and acquiring accounting systems. While the Company is not where it should be, major work has been made in achieving effectiveness. We anticipate that by the end of this fiscal year we should be filing all reports on a timely basis. We expect that the 10-Q for the present quarter will be filed on time.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management is continuing to evaluate the process of addressing the underlying causes for our weaknesses in internal control. We plan to raise both debt and equity capital in the near future and to use those resources to engage outside consultants to continue to assist with the processing of financial reports on a timely basis in future reporting periods.

PART II

ITEM 6. EXHIBITS

Exhibits

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRAPHENE & SOLAR TECHNOLOGIES LIMITED

Date: May 21, 2019	By:	/s/ Frank Herrera
Frank Herrera
Interim Chief Financial Officer and Director

