Form 10-Q
period 2019-06-30
Graphene & Solar Technologies Ltd
filed 2019-09-12
CIK 1497649

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 333-174194

GRAPHENE & SOLAR TECHNOLOGIES LIMITED
(Exact name of registrant as specified in its charter)

Colorado	27-2888719
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification Number)

433 N. Camden Dr., Ste. 600

Beverly Hills, CA 90210

(Address of principal executive offices)

(310) 887-1477

(Registrant’s telephone number, including area code)

Not applicable

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of September 9, 2019, the Company had 242,239,767 shares of common stock, $0.00001 par value, issued and outstanding.

Documents incorporated by reference: None

GRAPHENE & SOLAR TECHNOLOGIES LIMITED

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

GRAPHENE & SOLAR TECHNOLOGIES LIMITED

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30, 2019	September 30, 2018

ASSETS
Current assets:
Cash	$15,261	$6,704
Prepaid expenses	13,168	-
Total current assets	28,429	6,704
Property and equipment, net of accumulated depreciation of $49,654 and $38,276, respectively	33,142	47,154
Mineral rights	30,000	28,692
Total assets	$91,571	$82,550

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities:
Accounts payable and accrued expenses	382,229	141,128
Accrued interest expense	96,167	91,628
Accrued expenses due to related parties	184,787	447,764
Notes payable	55,000	60,000
Convertible notes payable	30,000	30,000
Convertible note payable, net of unamortized discount of $0 and $2,503, respectively	-	60,497
Current portion of notes payable	70,747	70,747
Total current liabilities	818,930	901,764

Total liabilities	$818,930	$901,764

Commitments and contingencies (see Note 8)

Stockholders’ deficiency:
Preferred Stock, $0.00001 par value; authorized – 10,000,000 shares; issued and outstanding – none	-	-
Common stock, $0.00001 par value; 500,000,000 shares authorized; 242,239,767 and 236,046,151 shares issued and outstanding, respectively	2,422	2,360
Additional paid-in capital	8,988,309	7,972,361
Accumulated other comprehensive income	122,398	92,046
Accumulated deficit	(9,840,488)	(8,885,981)
Total stockholders’ deficiency	(727,359)	(819,214)
Total liabilities and stockholders’ deficiency	$91,571	$82,550

See accompanying notes to these unaudited condensed consolidated financial statements.

GRAPHENE & SOLAR TECHNOLOGIES LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2019	2018	2019	2018

Revenues	$-	$-	$-	$-

General and administrative	384,477	251,989	854,382	1,941,029
Total operating expenses	384,477	251,989	854,382	1,941,029

Loss from operations	(384,477)	(251,989)	(854,382)	(1,941,029)

Other income (expense):
Foreign currency transaction loss	(3,585)	-	(3,585)	-
Interest expense	(20,692)	(4,904)	(71,223)	(14,459)
Loan prepayment penalty	(17,860)	-	(17,860)	-
Loss on conversion of note payable	(9,818)	-	(9,818)	-
Change in fair value of derivative liability	(2,540)	-	(2,540)	-
Other	(5,918)	1,668	4,901	1,666
Total other income (expense), net	(60,413)	(3,236)	(100,125)	(12,793)

Net loss	(444,890)	(255,225)	(954,507)	(1,953,822)

Foreign currency translation adjustment	(14,504)	69,742	30,352	69,742

Comprehensive loss	$(459,394)	$(185,483)	$(924,155)	$(1,884,080)

Net loss per common share – basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted average common shares outstanding – basic and diluted	240,230,306	235,012,370	238,799,401	229,768,805

See accompanying notes to these unaudited condensed consolidated financial statements.

GRAPHENE & SOLAR TECHNOLOGIES LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

(UNAUDITED)

For the Three Months Ended June 30, 2019

				Accumulated
	Common Stock		Additional	Other		Total
		Par	Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Value	Capital	Income	Deficit	Deficiency

Balance, March 31, 2019	238,861,939	$2,389	$8,425,626	$136,902	$(9,395,598)	$(830,681)
Shares issued in connection with the sale of common stock	3,014,192	30	499,970	-	-	500,000
Shares issued in connection with the conversion of note payable	363,636	3	19,997	-	-	20,000
Terminal balance of derivative liability	-	-	42,716	-	-	42,716
Foreign currency translation adjustment	-	-	-	(14,504)	-	(14,504)
Net Loss	-	-	-	-	(444,890)	(444,890)
Balance, June 30, 2019	242,239,767	$2,422	$8,988,309	$122,398	$(9,840,488)	$(727,359)

For the Nine Months Ended June 30, 2019

				Accumulated
	Common Stock		Additional	Other		Total
		Par	Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Value	Capital	Income	Deficit	Deficiency

Balance, September 30, 2018	236,046,151	$2,360	$7,972,361	$92,046	$(8,885,981)	$(819,214)
Shares issued in connection with the sale of common stock	5,084,525	51	844,949	-	-	845,000
Stock-based compensation expense	600,000	6	100,194	-	-	100,200
Shares issued in connection with the conversion of note payable	509,091	5	41,813	-	-	41,818
Terminal balance of derivative liability	-	-	28,992	-	-	28,992
Foreign currency translation adjustment	-	-	-	30,352	-	30,352
Net Loss	-	-	-	-	(954,507)	(954,507)
Balance, June 30, 2019	242,239,767	$2,422	$8,988,309	$122,398	$(9,840,488)	$(727,359)

See accompanying notes to these unaudited condensed consolidated financial statements.

GRAPHENE & SOLAR TECHNOLOGIES LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

(UNAUDITED)

For the Three Months Ended June 30, 2018

				Accumulated
	Common Stock		Additional	Other		Total
		Par	Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Value	Capital	Income	Deficit	Deficiency

Balance, March 31, 2018	234,242,896	$2,343	$7,360,968	$-	$(8,438,446)	$(1,075,135)
Shares issued in connection with the sale of common stock	1,591,919	16	112,249	-	-	112,265
Shares issued for debt	50,000	-	60,730	-	-	60,730
Foreign currency translation adjustment	-	-	-	69,742	-	69,742
Net Loss	-	-	-	-	(255,225)	(255,225)
Balance, June 30, 2018	235,884,815	$2,359	$7,533,947	$69,742	$(8,693,671)	$(1,087,623)

For the Nine Months Ended June 30, 2018

				Accumulated
	Common Stock		Additional	Other		Total
		Par	Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Value	Capital	Income	Deficit	Deficiency

Balance, September 30, 2017	224,426,229	$2,245	$5,888,210	$-	$(6,739,849)	$(849,394)
Shares issued in connection with the sale of common stock	3,208,586	32	352,877	-	-	352,909
Stock-based compensation expense	8,200,000	82	1,206,330	-	-	1,206,412
Related party debt forgiveness	-	-	25,800	-	-	25,800
Shares issued for debt	50,000	-	60,730	-	-	60,730
Foreign currency translation adjustment	-	-	-	69,742	-	69,742
Net Loss	-	-	-	-	(1,953,822)	(1,953,822)
Balance, June 30, 2018	235,884,815	$2,359	$7,533,947	$69,742	$(8,693,671)	$(1,087,623)

See accompanying notes to these unaudited condensed consolidated financial statements.

GRAPHENE & SOLAR TECHNOLOGIES LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	June 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(954,507)	$(1,953,822)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	11,378	39,855
Change in fair value of derivative liability	2,540	-
Loss on conversion of note payable	9,818	-
Stock-based compensation expense	100,200	1,206,412
Amortization of debt discounts	31,495	-
Changes in operating assets and liabilities:
(Increase) decrease in operating assets:
Prepaid expenses	(13,168)	-
Other assets	1,329	(102)
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	77,869	(71,462)
Increase in accrued interest payable	13,464	7,959
Accrued Liabilities	-	6,700
Accrued expenses due to related parties and affiliate	(116,213)	295,754
Other liabilities	-	30,345
Net cash used in operating activities	(835,795)	(438,361)

Cash flows from financing activities:
Issuance of short term note payable	-	5,000
Principal paid on note payable	(31,000)	-
Proceeds from sale of common stock	845,000	352,909
Net cash provided by financing activities	814,000	357,909

Effect of exchange rate on cash	30,352	69,742

Cash:
Net increase (decrease)	8,557	(10,710)
Balance at beginning of period	6,704	10,738
Balance at end of period	$15,261	$28
Supplemental disclosures of cash flow information:
Cash paid for -
Interest	$4,719	$-
Income taxes	$-	$-
Noncash investing and financing activities:
Discount on note payable credited to derivative liability	$55,109	$-
Terminal balance of derivative liability credited to additional paid-in capital	$28,992	$-
Related party debt forgiveness	$-	$25,800
Note payable converted into common stock	$32,000	$60,730

See accompanying notes to these unaudited condensed consolidated financial statements.

GRAPHENE & SOLAR TECHNOLOGIES LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2019

1. Organization and Basis of Presentation

Organization

On June 21, 2010, Graphene & Solar Technologies Limited (“Graphene”), was incorporated in Colorado as Vanguard Energy Corporation (“Vanguard”). On July 5, 2017, Vanguard changed its name to Solar Quartz Technologies Corporation. On September 18, 2018, the name was again changed to Graphene & Solar Technologies Limited (“Graphene”). On July 1, 2017, Graphene acquired all of the outstanding shares of Solar Quartz Technologies Limited (“Solar Quartz”), a private company incorporated in New Zealand in a change in control transaction.

Basis of  Presentation

The condensed consolidated financial statements of Graphene, including its wholly-owned foreign subsidiary, Solar Quartz, (collectively, the “Company”), at June 30, 2019, and for the three months and nine months ended June 30, 2019 and 2018, are unaudited. In the opinion of management of the Company, all adjustments, including normal recurring accruals, have been made that are necessary to present fairly the financial position of the Company as of June 30, 2019, and the results of its operations for the three months and nine months ended June 30, 2019 and 2018, and its cash flows for the nine months ended June 30, 2019 and 2018. Operating results for the interim periods presented are not necessarily indicative of the results to be expected for a full fiscal year. The consolidated balance sheet at September 30, 2018 has been derived from the Company’s audited consolidated financial statements at such date.

The condensed consolidated financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the financial statements and other information included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2018, as filed with the SEC.

Business Operations

The Company holds the exclusive rights to two high-purity silica quartz mineral deposits: White Springs consisting of approximately 1.5 million tons and Quartz Hill consisting of approximately 14 million tons, all through its wholly owned subsidiary, Solar Quartz Technologies Limited. The ultra-high purity quartz deposits are located in the State of Queensland, Australia. The material is ideal for processing into high purity quartz sand (HPQS) with sufficient reserve to fuel a minimum of 15 to 20 years of processing into solar crucible and high-end electronics grade HPQS. In addition, the Quartz Hill deposit is ideal for processing into solar grade polysilicon metal, as well as for solar cell wafer production.

HPQ and HPQS are essential primary feedstock materials required for the manufacturing of mono-crystalline solar grade silicon, through the Czochralski process, for the crucibles in which silicon ingots that solar cells are made from are produced. HPQS is also an essential ingredient required for the production of semiconductors. HPQ is the only suitable material for this process as it shares the same element (silicon) and is almost non-reactive, assuring high quality silicon ingots. Apart from this, HPQ also finds primary applications in advanced lighting, telecom, optic and microelectronics industry. HPQ powders are required for epoxy-molding compound used in manufacture of most electronic semiconductors, and is in a fast growth sector, which includes upgraded auto electronics for electric vehicles.

The Company is also primarily focused on the early development of new graphene enabled photovoltaic solar models, including graphene enabled thin-film solar panels. In this production initiative.

The development of graphene enhanced combination photovoltaic silicon materials is currently one of the most intensive areas of research and development, attracting major interests from most world university research divisions and new technology players.

The Company’s activities are subject to significant risks and uncertainties, including the need for additional capital, as described below. The Company has not yet commenced any revenue-generating operations, does not have positive cash flows from operations, and is dependent on periodic infusions of equity capital to fund its operating requirements.

The Company’s common stock is traded on the Over-the-Counter Market under the symbol “GSTX.”

Going Concern

The Company’s condensed consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has not generated any revenues from operations to date and does not expect to do so in the foreseeable future. The Company has an equity deficiency as of September 30, 2018. Furthermore, the Company has experienced recurring operating losses and negative operating cash flows since inception and has financed its working capital requirements during this period primarily through debt financing and the recurring sale of its equity securities.

As a result, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the condensed consolidated financial statements are being issued. In addition, the Company’s independent registered public accounting firm, in their report on the Company’s consolidated financial statements for the year ended September 30, 2018, has also expressed substantial doubt about the Company’s ability to continue as a going concern.

The Company’s ability to continue as a going concern is dependent upon its ability to raise additional equity capital to fund its activities and to ultimately achieve sustainable operating revenues and profits. The Company’s condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Because the Company is currently engaged in an early stage of development, it may take a considerable amount of time to develop any product or intellectual property capable of generating sustainable revenues. Accordingly, the Company’s business is unlikely to generate any sustainable operating revenues in the next several years. In addition, to the extent that the Company is able to generate revenues through product sales, there can be no assurance that the Company will be able to achieve positive earnings and operating cash flows.

At June 30, 2019, the Company had cash of $15,261 available to fund its operations. The Company needs to raise additional capital during the calendar year ending December 31, 2019 (or shortly thereafter) to fund its ongoing business activities.

The amount and timing of future cash requirements during the remainder of 2019 and thereafter will depend on the extent of financing the Company is able to arrange. As market conditions present uncertainty as to the Company’s ability to secure additional funds, there can be no assurances that the Company will be able to secure additional financing on acceptable terms, or at all, as and when necessary to continue to conduct operations. If cash resources are insufficient to satisfy the Company’s ongoing cash requirements, the Company would be required to scale back or discontinue its technology and product development programs, or obtain funds, if available (although there can be no certainty), through the sale of mineral resource assets, through strategic alliances that may require the Company to relinquish rights to certain of its assets, or to discontinue its operations entirely.

Reclassifications

Certain comparative amounts as of September 30, 2018 and for the three months and nine months ended June 30, 2018 may be reclassified to conform to some of the current period’s presentation. These reclassifications were immaterial, both individually and in the aggregate. These changes will not impact previously reported loss from operations or net loss.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying condensed consolidated financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) and include the financial statements of Graphene and its wholly-owned subsidiary, Solar Quartz. Intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable in relation to the financial statements taken as a whole under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Management regularly evaluates the key factors and assumptions used to develop the estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such evaluations, if deemed appropriate, those estimates are adjusted accordingly. Actual results could differ from those estimates. Significant estimates include those related to assumptions used in accruals for potential liabilities, valuing equity instruments issued for services, and the realization of deferred tax assets.

Income Taxes

The Company accounts for income taxes under an asset and liability approach for financial accounting and reporting for income taxes. Accordingly, the Company recognizes deferred tax assets and liabilities for the expected impact of differences between the financial statements and the tax basis of assets and liabilities.

The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. In the event the Company was to determine that it would be able to realize its deferred tax assets in the future in excess of its recorded amount, an adjustment to the deferred tax assets would be credited to operations in the period such determination was made. Likewise, should the Company determine that it would not be able to realize all or part of its deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to operations in the period such determination was made.

The Company is subject to U.S. federal income taxes and income taxes of various state tax jurisdictions. As the Company’s net operating losses have yet to be utilized, all previous tax years remain open to examination by Federal authorities and other jurisdictions in which the Company currently operates or has operated in the past. The Company had no unrecognized tax benefits as of June 30, 2019 and September 30, 2018 and does not anticipate any material amount of unrecognized tax benefits within the next 12 months.

The Company accounts for uncertainties in income tax law under a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns as prescribed by GAAP. The tax effects of a position are recognized only if it is “more-likely-than-not” to be sustained by the taxing authority as of the reporting date. If the tax position is not considered “more-likely-than-not” to be sustained, then no benefits of the position are recognized. As of June 30, 2019, the Company had not recorded any liability for uncertain tax positions. In subsequent periods, any interest and penalties related to uncertain tax positions will be recognized as a component of income tax expense.

On December 22, 2017, the Tax Reform Act was signed into law. The Tax Reform Act is effective for tax years beginning on or after January 1, 2018, except for certain provisions, and resulted in significant changes to existing United States tax law, including various provisions that are expected to impact the Company. Among other provisions, the Tax Reform Act reduced the federal corporate tax rate from 35% to 21% effective January 1, 2018. The Company is continuing to analyze the provisions of the Tax Reform Law to assess its impact on the Company’s consolidated financial statements.

The Company is currently delinquent with respect to certain of its U.S. federal and state income tax filings.

Property and Equipment

Property and equipment is stated at cost, net of accumulated depreciation. Major improvements are capitalized, while maintenance and repairs are charged to expense as incurred. Gains and losses from disposition of property and equipment are included in the statement of operations when realized. Depreciation and amortization are provided using the straight-line method over a life of five years.

Mineral Rights

Investment in mineral rights consists of the exclusive mining and development rights for the two high purity quartz silica deposits known as Quartz Hill (represented by mining leases ML 30235, ML 30236 and ML 30237) and White Springs (represented by leases ML 30238 and ML 30239) located in North Queensland, Australia. Based on independent expert reports, together they are estimated to contain deposits in excess of 15 million tons of 99.97% pure HPQ which is feedstock that, when refined, may be used for the production of photovoltaic solar panels, and semiconductors as well as polysilicon for the production of photovoltaic solar cells. HPQS is a core ingredient in the production in crucibles for the manufacture of photovoltaic solar cells, as well as high-end microchips. The investment in mineral rights is carried on the books of the Company at the cost of the lease rights. Mineral rights assets are tested for impairment if facts and circumstances indicate that impairment exists.

Long-Lived Assets

The Company periodically evaluates the carrying value of long-lived assets to be held and used when events or circumstances warrant such a review. The carrying value of a long-lived asset to be held and used is considered impaired when the anticipated separately identifiable undiscounted cash flows from such an asset are less than the carrying value of the asset. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. Fair value is determined primarily by reference to the anticipated cash flows discounted at a rate commensurate with the risk involved. No impairment charges have been recorded in the periods presented.

Derivative Financial Instruments

The Company accounts for freestanding contracts that are settled in a company’s own stock, including common stock warrants, to be designated as an equity instrument or generally as a liability. A contract so designated is carried at fair value on a company’s balance sheet, with any changes in fair value recorded as a gain or loss in a company’s results of operations.

The Company records all derivatives on the balance sheet at fair value, adjusted at the end of each reporting period to reflect any material changes in fair value, with any such changes classified as changes in derivatives valuation in the statement of operations. The calculation of the fair value of derivatives utilizes highly subjective and theoretical assumptions that can materially affect fair values from period to period. The recognition of these derivative amounts does not have any impact on cash flows.

At the date of the conversion of any convertible debt, the pro rata fair value of the related embedded derivative liability is transferred to additional paid-in capital.

Stock-Based Compensation

The Company periodically issues common stock to officers, directors, employees and consultants for services rendered.

The Company accounts for stock-based payments to officers and directors by measuring the cost of services received in exchange for equity awards based on the grant date fair value of the awards, with the cost recognized as compensation expense on the straight-line basis in the Company’s financial statements over the vesting period of the awards. The Company accounts for stock-based payments to consultants by determining the value of the stock compensation based upon the measurement date at either (a) the date at which a performance commitment is reached or (b) at the date at which the necessary performance to earn the equity instruments is complete.

Stock grants, which are generally time vested, are measured at the grant date fair value and charged to operations ratably over the vesting period.

The fair value of common stock issued as stock-based compensation is determined by reference to the closing price of the Company’s common stock on the date of issuance. The fair value of stock options granted as stock-based compensation is determined utilizing the Black-Scholes option-pricing model, and is affected by several variables, the most significant of which are the life of the equity award, the exercise price of the stock option as compared to the fair market value of the common stock on the grant date, and the estimated volatility of the common stock over the term of the equity award. Estimated volatility is based on the historical volatility of the Company’s common stock. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The fair market value of common stock is determined by reference to the quoted market price of the Company’s common stock.

The Company recognizes the fair value of stock-based compensation awards in general and administrative costs in the Company’s consolidated statements of operations. The Company issues new shares of common stock to satisfy stock option exercises.

Earnings (Loss) Per Share

The Company’s computation of earnings (loss) per share (“EPS”) includes basic and diluted EPS. Basic EPS is measured as the income (loss) attributable to common stockholders divided by the weighted average common shares outstanding for the period. Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., preferred shares, warrants and stock options) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS.

Loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the respective periods. Basic and diluted loss per common share is the same for all periods presented because all preferred shares, warrants and stock options outstanding are anti-dilutive.

At June 30, 2019 and September 30, 2018, the Company excluded 80,498 and 21,292 common shares, respectively, from the conversion of notes payable, which entitle the holders thereof to acquire shares of common stock, from its calculation of earnings per share, as their effect would have been anti-dilutive.

Fair Value of Financial Instruments

The authoritative guidance with respect to fair value established a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels and requires that assets and liabilities carried at fair value be classified and disclosed in one of three categories, as presented below. Disclosure as to transfers in and out of Levels 1 and 2, and activity in Level 3 fair value measurements, is also required.

Level 1. Observable inputs such as quoted prices in active markets for an identical asset or liability that the Company has the ability to access as of the measurement date. Financial assets and liabilities utilizing Level 1 inputs include active-exchange traded securities and exchange-based derivatives.

Level 2. Inputs, other than quoted prices included within Level 1, which are directly observable for the asset or liability or indirectly observable through corroboration with observable market data. Financial assets and liabilities utilizing Level 2 inputs include fixed income securities, non-exchange-based derivatives, mutual funds, and fair-value hedges.

Level 3. Unobservable inputs in which there is little or no market data for the asset or liability which requires the reporting entity to develop its own assumptions. Financial assets and liabilities utilizing Level 3 inputs include infrequently-traded non-exchange-based derivatives and commingled investment funds and are measured using present value pricing models.

The Company determines the level in the fair value hierarchy within which each fair value measurement falls in its entirety, based on the lowest level input that is significant to the fair value measurement in its entirety. In determining the appropriate levels, the Company performs an analysis of the assets and liabilities at each reporting period end.

The carrying value of financial instruments (consisting of cash and accounts payable and accrued expenses) is considered to be representative of their respective fair values due to the short-term nature of those instruments.

Foreign Currency

The accompanying consolidated financial statements are presented in United States dollars (“USD”). The Australian dollar (“AUD”) is the functional currency of Solar Quartz (the operating subsidiary) as it is the currency of Australia, which is the primary economic environment the operating subsidiary operates in and the environment in which the Company primarily utilizes cash.

Assets and liabilities are translated into USD utilizing currency exchange rates as published by XE Currency Data API. Income and expense items are translated at average exchange rates prevailing during the period. The resulting translation adjustments are recorded as a component of shareholders’ deficiency. Gains and losses from foreign currency transactions are included in earnings in the period of settlement.

Recent Accounting Pronouncements

In June 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”). ASU 2018-07 expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. ASU 2018-07 also clarifies that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Revenue from Contracts with Customers (Topic 606). ASU 2018-07 was effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company adopted the provisions of ASU 2018-07 in the quarter beginning January 1, 2019. The adoption of ASU 2018-07 did not have any impact on the Company’s financial statement presentation or disclosures subsequent to its adoption.

Management does not believe that any other recently issued, including the lease accounting standard; but not yet effective, authoritative guidance, if currently adopted, would have a material impact on the Company’s financial statement presentation or disclosures.

3. Property and Equipment

Property and equipment as of June 30, 2019 and September 30, 2018 are summarized as follows:

	June 30, 2019	September 30, 2018

Laboratory and factory equipment	$43,675	$45,062
Computers	3,428	3,538
Furniture and fixtures	35,693	36,830
	82,796	85,430
Less accumulated depreciation	(49,654)	(38,276)
Net property and equipment	$33,142	$47,154

Depreciation expense for the three months ended June 30, 2019 and 2018 was $4,186 and $4,426, respectively. Depreciation expense for the nine months ended June 30, 2019 and 2018 was $11,378 and $39,855, respectively.

4. Notes Payable

Notes Payable

During 2015 and 2016, the Company executed promissory notes payable with six individuals with an aggregate principal balance of $60,000. The notes were due on demand and included interest at 10%. As of June 30, 2019 and September 30, 2018, the total promissory notes payable balance was $77,286 and $78,047, including accrued interest of $22,286 and $18,047, respectively. On January 15, 2019, the holder of a note with a principal balance of $10,000 made demand for payment. To date, the note has not been paid.

Convertible Note Payable

On August 13, 2018, the Company entered into Securities Purchase Agreement with Power Up Lending Group (“Power Up”). In connection therewith, the Company issued Power Up a convertible note payable in the amount of $63,000. The note was due, including interest at 12%, and matured on May 30, 2019. After 170 days, the note carried a 150% of principal outstanding redemption premium. Also, after 170 days the note was convertible into fully paid and non-assessable shares of common stock, after 170 days (January 30, 2019), at a conversion price which is at 55% discount to the lowest trading price during the previous twenty trading days prior to the date of a conversion notice. As the conversion price of the note, which became effective on January 30, 2019, is variable, the conversion option was treated as a derivative liability and on January 30, 2019 the Company recognized and recorded a derivative liability.

On March 15, 2019, Power Up converted $12,000 in principal at $0.0825 per share for 145,455 shares of the Company’s common stock. In connection therewith, the Company recognized a loss on conversion of $9,818.

On April 8, 2019, Power Up converted an additional $20,000 of principal at $.055 cents per share for 363,636 shares of the Company’s common stock.

On April 24, 2019 the Company elected to pay off the remaining $31,000 balance on the loan, with accrued interest in the amount of $4,719, plus a redemption premium of $17,860. In connection with the payoff, the Company charged operations for the remaining unamortized discount on the note of $2,503, and credited additional paid-in capital for the terminal balance of the derivative liability in the amount of $28,992.

As of September 30, 2018, the convertible note payable to Power Up totaled $60,497, net of an unamortized discount of $2,503; accrued interest on the convertible note payable totaled $994.

Current Portion of Notes Payable

On June 29, 2012, the Company issued convertible secured notes payable totaling $8,254,500 to a group of private investors. The notes matured on June 30, 2015. The notes, with interest at 15%, were convertible at the discretion of the holders, into common shares of the Company at the rate of $3.31 per share. Unable to make a required interest payment on March 31, 2014, the notes became due on demand. Effective June 17, 2014, with the noteholder approval, the assets securing the convertible notes were sold with the net proceeds of approximately $5,200,000 being distributed to the noteholders. Noteholders were to receive payment for the remaining balance due on the notes in the form of an exchange for the common stock of the Company at the rate of $3.31 per share. As of June 30, 2019 and September 30, 2018, noteholders representing $70,747 in outstanding principal had not requested the exchange of shares of common stock. As of June 30, 2019 and September 30, 2018, the exchange obligation payable was $134,370 and $126,420, including accrued interest of $63,623 and $55,673, respectively. As of June 30, 2019 and September 30, 2018, the exchange obligation was for 40,596 shares and 38,194 shares of common stock, respectively.

5. Stockholders’ Equity

Preferred Stock

The Company has authorized a total of 10,000,000 shares of preferred stock, par value $0.00001 per share. No preferred shares have been designated by the Company as of June 30, 2019 and September 30, 2018.

Common Stock

The Company is authorized to issue up to 500,000,000 shares of common stock (par value $0.00001). As of June 30, 2019 and September 30, 2018, the Company had 242,239,767 shares and 236,046,151 shares of common stock issued and outstanding, respectively.

During the nine months ended June 30, 2019, the Company sold 5,084,525 shares of the Company’s common stock at an average price of $0.1615 per share for an aggregate purchase price of $845,000, including 2,904,192 shares sold to a single investor for $485,000 during the three months ended June 30, 2019.

During the nine months ended June 30, 2019, the Company issued 509,091 shares of the Company’s common stock for the conversion of notes payable totaling $32,000, an average conversion rate of $0.082 per share, resulting in a loss on conversion of $9,818.

During the nine months ended June 30, 2018, the Company sold 3,208,586 shares of the Company’s common stock at an average price of $0.1100 per share for an aggregate purchase price of $352,909.

During the nine months ended June 30, 2018, the Company issued 50,000 shares of the Company’s common stock in payment of debt totaling $60,730.

Information with respect to the issuance of common stock in connection with various stock-based compensation arrangements is provided at Note 7.

6. Related Party Transactions

PGRNZ Limited, a management company controlled by the Company’s Chief Executive Officer, and a Company Director, provides management services to the Company for which the Company is charged $75,000(AUD) quarterly, approximately $52,675 (US). During the three months ended June 30, 2019 and 2018, and the nine months ended June 30, 2019 and 2018, the Company incurred charges to operations of $52,675(US)and $158,025(US), respectively, with respect to this arrangement.

The Company’s Chief Executive Officer, and a Company Director, provides office facilities to the Company for which the Company is charged $6,000(AUD) monthly, approximately $4,215 (US). During the three months and nine months ended June 30, 2019, the Company incurred charges to operations of $12,645(US) and $37,935(US), respectively, with respect to this arrangement.

As of June 30, 2019 and September 30, 2018, accrued expenses due to related parties was $184,787 and $447,764, respectively.

Stock-based compensation arrangements involving members of the Company’s Board of Directors and consultants are described at Note 7. There was no stock-based compensation expense relating to directors, officers, affiliates and related parties during the three months ended June 30, 2019 and 2018. During the nine months ended June 30, 2019 and 2018, stock-based compensation expense relating to directors, officers, affiliates and related parties was $83,500 and $450,000, respectively.

7. Stock-Based Compensation

The Company issues common stock as incentive compensation to directors and as compensation for the services of employees and consultants of the Company.

During the nine months ended June 30, 2019, the Company issued 600,000 shares of the Company’s common stock to members of the Board of Directors, employees and consultants. The fair value of the shares, as determined by reference to the closing price of the Company’s common stock, aggregated $100,200, ($0.1670 per share).

During the nine months ended June 30, 2018, the Company issued 8,200,000 shares of the Company’s common stock to members of the Board of Directors, employees and consultants. The fair value of the shares, as determined by reference to the closing price of the Company’s common stock, aggregated $1,206,412, ($0.1471 per share).

Total stock-based compensation expense was $100,200 and $1,206,412 for the nine months ended June 30, 2019 and 2018, respectively. There was no stock-based compensation expense for the three months ended September 30, 2019 and 2018.

8. Commitments and Contingencies

The Company may be subject to legal claims and actions from time to time as part of its business activities. As of June 30, 2019, the Company was not subject to any pending or threatened legal claims or actions.

9. Subsequent Events

The Company performed an evaluation of subsequent events through the date of filing of these condensed consolidated financial statements with the SEC. There were no material subsequent events which affected, or could affect, the amounts or disclosures in the condensed consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATION

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes, and other financial information included in this Form 10-Q.

Our Management’s Discussion and Analysis contains not only statement that are historical facts, but also statements that are forward- looking. Forward-looking statements are, by their very nature, uncertain and risky. Although the forward-looking statements in this Quarterly Report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by them. Consequently, and because forward-looking statements are inherently subject to risks and uncertainties, the actual results and outcomes may differ materially from the results and outcomes discussed in the forward-looking statements. You are urged to carefully review and consider the various disclosures made by us in the report as we attempt to advise interested parties of the risks and factors that may affect our business, financial conditions, and results of operations and prospects.

FORWARD LOOKING STATEMENTS

The information contained in this Form 10-Q contains certain forward-looking statements with the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve risks and uncertainties, including among other things, statements regarding our capital needs, business strategy and expectations. Any statement which does not contain a historical fact may be deemed to be a forward-looking statement. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expect”, “plan”, “intend”, “believe”, “estimate”, “predict”, “potential”, or “continue”, the negative of such terms or other comparable terminology. In evaluating forward-looking statements, you should consider various factors outlined in our Form 10-K report for the year ended September 30, 2018, filed with the U.S. Securities Exchange Commission (“SEC”) and, for time to time, in other reports we file with the SEC. These factors may cause our actual results to differ materially from any forward-looking statement. We disclaim any obligation to publicly update these statements or disclose any difference between our actual results and those reflected in these statements.

Overview

In July 2017 we acquired Solar Quartz Technologies Limited, a New Zealand corporation as described in Note 1 to the Financial Statements above. We are now seeking to meet development and general operating obligations. Absent achieving such a transaction in the near future, our viability is in doubt. As of June 30, 2019, the Company has not been successful in its effort to meet this goal; however, work continues and is underway to secure such financing.

Current Business and Operations

The Company holds the exclusive rights to two high-purity silica quartz mineral deposits: White Springs consisting of approximately 1.5 million tons and Quartz Hill consisting of approximately 14 million tons, all through its wholly owned subsidiary, Solar Quartz Technologies Limited. The ultra-high purity quartz deposits are located in the State of Queensland, Australia. The material is ideal for processing into high purity quartz sand (HPQS) with sufficient reserve to fuel a minimum of 15 to 20 years of processing into solar crucible and high-end electronics grade HPQS. In addition, the Quartz Hill deposit is ideal for processing into solar grade polysilicon metal, as well solar cell wafer production.

HPQ and HPQS are essential primary feedstock materials required for the manufacturing of mono-crystalline solar grade silicon, through the Czochralski process, for the crucibles in which silicon ingots that solar cells are made from are produced. HPQS is also an essential ingredient required for the production of semiconductors and in fact all high-end electronics. HPQ is the only suitable material for this process as it shares the same element (silicon) and is almost non-reactive, assuring high quality silicon ingots. Apart from this, HPQ also finds primary applications in advanced lighting, telecom, optic and microelectronics industry. HPQ powders are required for epoxy-molding compound used in manufacture of most electronic semiconductors, and is in a fast growth sector, which includes upgraded auto electronics for electric vehicles.

The Company is also primarily focused on the early development of new graphene enabled photovoltaic solar models, including graphene enabled thin-film solar panels. In this production initiative, the Company has entered into a non-binding letter of intent for a joint venture with Nano Graphene, Inc. a New York based manufacturer with four years’ experience in the manufacture of pure graphene and of the development of newly evolving graphene enhanced high-tech applications, to jointly develop graphene enhanced solar solutions.

The development of graphene enhanced combination photovoltaic silicon materials is currently one of the most intensive areas of research and development, attracting major interests from most world university research divisions and new technology players.

We are currently actively seeking interim working capital in order to complete development of the mining plans and to build or lease a pre-processing plant in Townsville, North Queensland, Australia; build upon our already significant management team and market HPS and HPQS to established markets with whom our management team had prior relationships. These organizational efforts will also include securing significant new capital for the acquisition of a site. The Company has already identified a very suitable building for the processing plant. The plant will enable the Company to upgrade its newly mined HPQ to a higher level of purity (HPQS) that has a significant world-wide demand for use in the production of advanced PV solar Panels and al high-end electronics. Failure to secure these financing will have a negative impact on the Company’s ability to continue as a going concern.

Results of Operations

For the nine months ended June 30, 2019 and 2018 we generated no revenues and thus no cost of sales or gross profit.

For the Nine Months Ended June 30, 2019 and June 30, 2018

For the nine months ended June 30, 2019 and 2018 we incurred $854,382 and $1,941,029, respectively in operating expenses. The operating expense decreased during the current period as compared to the same period last year primarily due to a reduction in stock based compensation for the issuance of our common shares for services. During the period ended 2019, operating expenses were higher for legal, accounting, consulting and professional services, as compared to same period for 2018.

For the nine months ended June 30, 2019 and 2018, our other income (expenses) consisted of the following:

	Nine Months Ended
	June 30,		Increase
	2019	2018	(Decrease)
Foreign currency transaction loss	$(3,585)	$-	$(3,585)
Interest expense	(71,223)	(14,459)	(56,764)
Loan prepayment penalty	(17,860)	-	(17,860)
Loss on conversion of note payable	(9,818)	-	(9,818)
Change in fair value of derivative liability	(2,540)	-	(2,540)
Other income (expense)	4,901	1,666	3,235
Total other income (expense)	$(100,125)	$(12,793)	$(87,332)

For the nine months ended June 30, 2019, we reported a net loss of $954,507 and a net comprehensive loss of $924,155. For the nine months ended June 30, 2018 we recorded a loss of $1,953,822 and a net comprehensive loss of $1,884,080.

For the Three Months Ended June 30, 2019 and June 30, 2018

For the three months ended June 30, 2019 and 2018 we incurred $384,477 and $251,989, respectively in operating expenses. The operating expense increased in 2019 as compared to the same period in 2018 primarily due to higher legal, accounting, consulting and professional services.

For the three months ended June 30, 2019 and 2018, our other income (expenses) consisted of the following:

	Three Months Ended
	June 30,		Increase
	2019	2018	(Decrease)
Foreign currency loss	$(3,585)	$-	$(3,585)
Interest expense	(20,692)	(4,904)	(15,788)
Loss on prepayment of Power Up loan	(17,860)	-	(17,860)
Loss on conversion of note payable	(9,818)	-	(9,818)
Change in fair value of derivative liability	(2,540)	-	(2,540)
Other income (expense)	(5,918)	1,668	(7,586)
Total other income (expense)	$(60,413)	$(3,236)	$(57,177)

For the three months ended June 30, 2019, we reported a net loss of $444,890 and a net comprehensive loss of $459,394. For the three months ended June 30, 2018 we recorded a loss of $255,225 and a net comprehensive loss of $185,483.

Liquidity and Capital Resources

	June 30,	September 30,	Increase
Balance Sheet Data:	2019	2018	(Decrease)
Cash	$15,261	$6,704	$8,557
Working capital deficiency	$790,501	$895,060	$(104,559)
Total assets	$91,571	$82,550	$9,021
Total liabilities	$818,930	$901,764	$(82,834)
Accumulated deficit	$9,840,488	$8,885,981	$954,507
Total stockholders' deficiency	$727,359	$819,214	$(91,855)

	Nine Months Ended
	June 30,		Increase
Cash Flow Data:	2019	2018	(Decrease)
Cash Flows used in Operating Activities	$(835,795)	$(438,361)	$(397,434)
Cash Flows Provided by (Used in) Investing Activities	$-	$-	$-
Cash Flows provided by Financing Activities	$814,000	$357,909	$456,091
Effect of exchange rate on cash	$30,352	$69,742	$(39,390)
Net Change in Cash During Period	$8,557	$(10,710)	$19,267

As at June 30, 2019 and September 30, 2018, our cash position was $15,261 and $6,704, respectively.

As of June 30, 2019 and September 30, 2018, accrued expenses due to related parties was $184,787 and $447,764, respectively.

As at June 30, 2019 the amount payable to related parties was $184,787 all due to a company controlled by Mr. May, our CEO. Mr. May invoices the Company through his controlled company, approximately $52,675 per quarter and during the quarter ended June 30, 2019, was paid approximately $328,000 and reimbursed approximately $37,926 for office expenses.

As of June 30, 2019, we had total current liabilities of $818,930 while on September 30, 2018 our liabilities were $901,764 or a reduction of about 9.2%. Accrued interest of the various notes increased by approximately $5,000 or from $91,628 to $96,167.

Cash flows used in operating activities was $835,795 in the nine months ended June 30, 2019, while for the nine months ended June 30, 2018, the Company used $438,361. The increases in the period ended June 30, 2019 were primarily the use of professional services, such as legal, accounting, professional compensation fees and other consultants. Additionally, during the nine month period ended June 30, 2019, we had share based compensation of $100,200 compared to $1,206,412 in the nine month period ending June 30, 2018.

Cash from financing activities in the nine months ending June 30, 2019 contributed $814,000, primarily from the sales of shares to unaffiliated investors. For the nine month period ended June 30, 2018 the cash provided from financing activities was $357,909; $352,909 from sale of shares to unaffiliated investors and to a note payable in the amount of $5,000.

Capital Resources

We currently have limited cash resources on hand and our projected operating expenses and working capital of approximately $200,000 - $250,000 exceeds our income and cash resources. We do not have sufficient cash to carry out our operations over the next 7 months. As a result, capital raising has been and continues to be essential for our continued operations, ongoing sales and marketing efforts and further development of our operations.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements.

Application of Critical Accounting Policies

We have identified the policies below as critical to our business operations and the understanding of our results of operations. The impact on our business operations and any associated risks related to these policies are discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations when such policies affect our reported or expected financial results.

In the ordinary course of business, we have made a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of our financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”). We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. The results form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ significantly from those estimates under different assumptions and conditions. We believe that the following discussion addresses our most critical accounting policies, which are those that are most important to the portrayal of our financial condition and results of operations and require our most difficult, subjective, and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

The material estimates for our company are that of the stock-based compensation recorded for issuance of common shares and the income tax valuation allowance recorded for deferred tax assets.

Basis of Accounting and Going Concern

Our unaudited condensed consolidated financial statements have been prepared on the accrual basis of accounting in conformity with GAAP. In addition, the accompanying unaudited condensed consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. We generated accumulated losses of approximately $9,840,488 through June 30, 2019 and have insufficient working capital and cash flows to support operations. These factors raise substantial doubt about our ability to continue as a going concern. The unaudited consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from this uncertainty.

Also, refer to Note 2 – Summary of Significant Accounting Policies and Note 4 – Notes Payable in the unaudited consolidated financial statements that are included in this Report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not Applicable

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain a system of controls and procedures designed to ensure that information require to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934 as amended (“1934 Act”), is recorded, processed, summarized and reported with the time periods specified in the SEC’s rules and forms and to ensure that the information required to be disclosed by us in the reports that we file or submit under the 1934 Act is accumulated and communicated to our management, including our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. As of June 30, 2019, both our Chief Executive and Interim Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on the evaluation, our Chief Executive and Interim Financial Officer concluded that our disclosure controls and procedures were not effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Not applicable.

ITEM 1A. RISK FACTORS.

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended June 30, 2019, there have been the following sales of unregistered (restricted) securities all of which were used to provide working capital to the Company:

•

On June 6, 2019, we issued 100,000 shares of common stock for $15,000. The shares were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended (the “Act”) as provided in Section 4(a)(2) of the Act.

•

On June 30, 2019, we issued 2,914,192 shares of common stock for $485,000. The shares were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended (the “Act”) as provided in Section 4(a)(2) of the Act.

•

On April 8, 2019, we issued 363,636 shares of common stock issued for the conversion of notes payable totaling $20,000. The shares were issued pursuant to an exemption from the registration requirements of the Act as provided in Section 3(a)(9) of the Act as the shares were issued in exchange for debt securities of the Company.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

31.1	Rule 13a-14(a) Certification of Principal Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

31.2	Rule 13a-14(a) Certification of Principal Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***

101.	INS XBRL Instance Document.

101.	SCH XBRL Schema Document.

101.	CAL XBRL Calculation Linkbase Document.

101.	DEF XBRL Definition Linkbase Document.

101.	LAB XBRL Labels Linkbase Document.

101.	PRE XBRL Presentation Linkbase Document.

_____________

** Filed herewith.

*** Furnished herewith and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRAPHENE & SOLAR TECHNOLOGIES LIMITED

September 11, 2019	By:	/s/ Roger May
Chief Executive Officer (Principal Executive Officer)

September 11, 2019	By:	/s/ Frank Herrera
Interim Chief Financial Officer (Principal Financial and Accounting Officer)

