Form 10-K
period 2019-09-30
Graphene & Solar Technologies Ltd
filed 2020-01-21
CIK 1497649

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulations S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such filing). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, and/or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting stock held by non-affiliates of the registrant on March 31, 2019 was approximately $22,000,000.

As of January 13, 2020, the registrant had 242,983,100 outstanding shares of common stock.

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

PART I

ITEM 1. BUSINESS

Overview.

Our management has 13 years previous experience in the solar industry, high purity quartz (“HPQ”) processing, and high purity quartz sand (“HPQS”) production and manufacturing industry. HPQS is an essential material for the production of photovoltaic solar panels and the high-end electronics and semiconductor industries. We are proceeding to establish our new commercial production level factory in Townsville, Queensland, Australia to meet both pre-existing sales orders and increasing demand for new high purity quartz sand product. HPQS production worldwide seldom meets demand from the photovoltaic solar panel manufacturing and semi-conductor and high-end electronics industries.

Our technology team and our long-term technology associates have a proven track record of their production capability of commercial quality solar grade and potential semiconductor industry quality and purity products. The executive management team has 10 years’ experience in all facets of the production of specialized HPQ products critical for the high-end solar and electronics components industry.

We have mineral rights to the substantial supply of raw silica/quartz feedstock material through our wholly owned subsidiary, Solar Quartz Technologies Limited, a New Zealand private corporation (“SQTNZ”). This is ultra-high purity quartz deposit at our White Springs deposit (estimated at 1.5 million tons) and is located 170 miles inland from the major Australian shipping port of Townsville in the State of Queensland, Australia. The White Springs material is ideal for processing into HPQS with sufficient reserve to fuel 15 to 20 years minimum of HPQS processing into solar crucible and high-end electronics grade high purity quartz sand. In addition, this subsidiary also owns the nearby Quartz Hill deposit that has an “AusIMM JORC” compliant inferred resource of 14 million tons of HPQ, ideal for processing into solar grade polysilicon metal, as well solar cell wafer production. These estimated tons of quartz available to the company under the right to mine and are included on the Company’s Consolidated Balance Sheets as “Mineral Rights.”

HPQ and HPQS are essential primary feedstock materials required for the manufacturing of mono-crystalline solar grade silicon, through the Czochralski process, for the crucibles in which silicon ingots that solar cells are made from are produced. HPQS is also an essential ingredient required for the production of semiconductors and in fact all high-end electronics. HPQ is the only suitable material for this value-added processing as it shares the same element (silica) and is almost non-reactive, assuring high quality silicon ingots. Apart from this, HPQS also finds primary applications in advanced lighting, telecom, optic and microelectronics industry. HPQS powders are required for epoxy-molding compound used in manufacture of most electronic semiconductors, and is in a fast growth sector, which includes upgraded auto electronics for electric vehicles.

We are also primarily focused on the early development of new graphene enabled photovoltaic solar modules, including graphene enabled covered thin-film solar panels. In this production initiative, we have entered into a non-binding Letter of Intent for a joint venture with NanoGraphene, Inc. (doing business as GrapheneCA), a New York based manufacturer with four years’ experience in the manufacture of pure graphene and of the development of newly evolving graphene enhanced high-tech applications, to jointly develop graphene enhanced solar solutions. Of substantial importance, the principal of GrapheneCA has twelve years of experience in the design, construction and establishment of numerous thin film solar production factories through-out the U.S., Europe and Asia. As of September 30,2019, the joint venture has not been formed nor have there been any operations related to the joint venture.

The development of graphene enhanced combination silicon materials is currently one of the most intensive areas of research and development, attracting major interests from most world University research divisions and new technology players. Massachusetts Institute of Technology has actually manufactured graphene solar panels.

The U.S. Government Solar Investment Tax Credit has stimulated solar panel production development and growth since its initial passage in 2006. In the last decade, solar energy has experienced an average annual growth rate of about 54%. Solar panel installations surged in 2016 ahead of potential drop down of this credit, but an extension in late 2015 has created federal policy stability through 2021. Although the solar panel manufacturing and installation industry is very competitive, our primary manufacturing material operations will not compete in that market as our area of expertise is that of producing the essential raw materials necessary to manufacture photovoltaic solar panels and semiconductors and is relatively competition free.

Operational Overview.

The constant demand for high purity quartz sand (HPQS) in high-end global markets has historically exceeded available supply, and the burgeoning global solar industry, due to the rapid growth of utility scale photovoltaic solar farm installations, and micro-grid networks, has substantially increased global demand for high purity quartz sand. The re-tooling of the semiconductor industry to produce nano-chips has also increased high purity quartz sand demand. Many high-tech industries have had to curtail production and expansion of the existing product ranges due to the global shortage of high purity quartz sand.

After three years of extensive development planning, the Company has recently formed Global Advanced Energies Townsville Australia Limited (“GAET”), an 80% subsidiary as of January 2020, to utilize newly evolving alternative energy solutions production. The GAET technology management team will develop a multi-production factory hub with an initial budget of approximately $300,000,000 consisting of the following initiatives/facilities:

1: PRE-PROCESSING MINE-SITE PRODUCTS: While the majority of mineral processing will take place at the mineral deposit sites by our Contract Miner, GAET will undertake final-stage quality sorting and washing to enable low-end products (known as SQ1, SQ2 and SQ3) to be prepared and packaged to required specifications for both domestic and export markets. The facility will also conduct final stage refining and processing, producing SQ-5 for export and feedstock for high-tech, clean room processing of HPQS (to be used in the solar and semi-conductor industries, and high-end-electronics, TV screens).

2: THIN FILM SOLAR GRAPHENE ENHANCED MODULE- The thin-film solar panel facility will utilize high grade HPQS to enhance panel capacity of 6MW, expanding to 24MW-36MW. The facility will introduce several graphene-enabled and enhanced panel applications that will further improve the generating properties of the graphene enabled thin film production and enhanced energy conversion efficiencies, creating a more competitive and sustainable product. The quality product is suitable for a number of applications including remote and grid-tied power stations, building integration and the electronics sector.

3: GRAPHENE - HIGH PURITY MANUFACTURING-This facility will focus on establishing high efficiency and volume graphene production facilities to achieve high-quality, eco-friendly, and scalable graphene production in 2020. This initial factory will produce 1.5 tonnes per month (expanding to 12 tonnes +) of medical grade and industrial graphene suitable for applications such as cement 3D printing resin- coatings, epoxy resins and composites, as well as high-end medical connections of brain stem cells and lenses.

4: GREEN HYDROGEN PRODUCTION & AMBIENT AIR - WATER HARVESTING (Unique GAET proprietary technology). Water scarcity is at the center of the world’s most significant challenges. The United Nations estimates approximately 30% of the world’s population will face severe water shortages by 2025. Management of the Company has developed a unique proprietary water harvesting technology utilizing modular, self-contained units that can be solar or grid powered, and deployed in urban and rural environments. The water harvester will extract moisture from the ambient air and collect as 100% pure fresh water. Each domestic water harvester will be capable of generating 30-50 liters (8-13 gal) of pure fresh water per day for personal use, with commercial models collecting up to 50,000 liters (13,000 gal) initially per day. The 100% pure H20 extracted from the atmosphere is also the perfect feed stock for the extraction of pure green hydrogen which is also planned as a major production initiative of the GAET facility complex.

5. AUSTRALIAN HPQS FACTORY. Subject to available capital, we are currently positioned to establish our new commercial scale (50,000 tonnes per annum) high purity quartz sand factory in Australia where it has substantial equipment and infrastructure already located. Production at the new high purity quartz sand (HPQS) factory will commence 6 to 8 months after funding and is expected to be profitable from the first year of operations. The total combined US$50 million factory financing will be a multi-staged investment, with US$10 million required initially to begin construction of the new Townsville, Queensland-located pre-processing plant to facilitate low-end unprocessed sale of quartz rock directly from the Quartz Hill mine site. The balance of funds will be used as set forth below. Funds may come from the sale of the shares in the primary offering or from providing shares to lenders or arrangers of debt financing, or a combination thereof.

Stage One – US$ 10 Million – Townsville Pre-Processing Factory “SQ1” and “SQ5” Products

The initial US$10 million application of funds will be specifically allocated to sponsor the generation of early revenue from sales of un-processed raw quartz directly from the Quartz Hill mine site. The raw quartz rock will be shipped to the new Townsville pre-processing factory for low-cost preparation involving high pressure washing, crushing and sizing, ready for shipping to international markets. Our management is confident of re-establishing previous issued US$200 Million plus orders from China and several other new emerging markets that require unprocessed high purity quartz for their own “value-adding” production centers. While we consider generation of early sales revenues is a vital function, the pre-processing factory will also produce “SQ5” feedstock for the new commercial scale high purity quartz sand factory to generate sales into the solar industry, semi-conductor and all high-end electronics markets. By building the new Townsville factory, Stage One funding will provide a base for international sales operations focusing on generating high volume, low-end sales revenues from largely unprocessed quartz. The factory is designed with more than enough production capacity to meet both SQ5 feedstock and low-end production demands.

Stage Two – US$ 35 Million – High Purity Quartz Sand Production Factory - “SQ7” Products

These funds will be required six months after the initial US$10 million funding. Funds will pay for establishing the fully operational solar grade, or crucible grade high purity quartz sand manufacturing facility. The factory will focus on manufacturing solar grade, or crucible grade high purity quartz sand products to industry standard purity grade high purity quartz sand for supply to all high-end electronics manufacturers. The solar industry utilizes SQ7 high purity quartz sand extensively. This operational segment is the most challenging, requiring almost spotless production facilities and high-tech clean rooms to insure ultimate high purity standards in the production process. Our technical team has a previous proven ability to meet these standards and successfully achieve appropriate production quality for solar and crucible grade high purity quartz sand.

Stage Three – HPQS Factory Up-Grade for Semi-Conductor Grade – “SQ9” Productions

With some variances the total $35 -$50 million funding is required within the first year and will be used to purchase additional high-level refining equipment and meet the cost of facility upgrades to the existing high purity quartz sand factory to facilitate production of SQ9 semi-conductor grade high purity quartz. This grade of high purity quartz is the highest purity and yields the largest profit margin. It is extensively used in the semiconductor industry for tool-ware applications and has consistent market demand. Semi-conductor grade SQ9 requires SQ7 solar grade high purity quartz sand as essential feedstock to enable manufacture of SQ9 semi-conductor grade HPQS.

Funding of the GAET Facilities

The Company is in the process of applying for grants and loans of up to $200,000,000 from two of the Australian federal government senior investment regional development funds as well as well as the local Townsville and Queensland state governmental authorities to fund a portion of the initiatives. To fund any shortfall, the Company is also planning to use its best efforts to raise funds in the form of debt or equity or a combination thereof in the US venture capital markets. All of these amounts represent the good faith estimate of Company management, but no assurance can be given that the Company will receive any funding from the Australian government (or if funds are received the amount thereof) or the receipt of funds to cover any shortfall.

Three HPQS Producers: United States, Norway and Russia.

There are only three commercial scale high purity quartz sand factories with the capability of processing HPQ raw quartz into commercial grade high purity quartz sand. They are located in the United States, Norway, and Russia; they collectively produce less than 60% of the increasing global demand for high purity quartz sand.

High purity quartz sand currently sells for US$8,000 to US$10,000 per ton with fluctuating pricing according to supply and demand. We can manufacture solar grade high purity quartz sand at a cost of US$2,000-$2,500 per ton. The global market price is predicted to keep increasing due to the ongoing global shortage of high purity quartz sand sufficient to meet the increasing demands of the burgeoning solar and high-end electronics and micro-electronics industries. We have previously operated a research design and a pilot plant production facility in Melbourne, Australia for six years primarily to create new and innovative cost-effective techniques for producing high purity quartz sand applications.

The establishment of the HPQS production plant will enable our company to supply HPQS and poly-silicon feedstock to meet pre-existing sales orders and new global demand necessitating the early establishment of the new HPQS production factory in Townsville, close to the HPQ mineral deposits. The second stage factory development will facilitate further processing of crucible grade HPQS into semiconductor grade quality that is always in very high demand.

The Quartz Hill deposit of 14 million tons of HPQ was previously the target of a joint venture mono-crystalline silicone production factory venture in Townsville, Australia with a leading manufacturer of photovoltaic solar panels (Hanwha QCell). Management believes that the compelling factor driving this initiative was the unusual high purity and extremely low-price HPQ that the company could supply to the project. The Quartz Hill deposit provides attractive opportunities for significant cost savings in the production of solar grade silicon metal for solar cell wafers. Hanwha had previously agreed upon a term sheet to purchase a 50% equity interest in the 14 million ton Quartz Hill HPQ deposit for $250 million. Closing of the transaction did not occur due to Hanwha’s purchase of the majority equity of QCell, the W. German premier solar panel manufacturer, from potential liquidation.

We are not dependent upon third party merchants or agents for the supply of raw feedstock material or the technology required to upgrade and provide value added processing to the quartz feedstock resource. Our management believes that we represent a unique one-stop silica quartz supplier to the solar and semiconductor industry, as well as several other sectors requiring a reliable and consistent quality source of high-purity quartz products

There are no identified government approvals required for the products or export restrictions for HPQ products. We have previously successfully exported sample volumes of all products without restriction.

Graphene Material.

Graphene, a new material, was discovered in 2004 by two UK based Russian university professors who were awarded the Nobel Prize in 2010 for their discovery. Graphene is a 2D material, (one atom thickness) made from graphite/carbon atoms, and whilst still largely unknown to the world is rapidly becoming a new industrial revolution in its own right with more than 8,800 patent applications for graphene and graphene enabled product applications having been filed recently. We have taken an early stage leading-edge position in this evolving new technological field of graphene enabling and enhancement, specifically to focus upon development of graphene enabled photovoltaic solar panels. Subject to available capital we plan to work with GrapheneCA and other graphene developers to develop a new range of graphene enhanced thin-film solar module associated applications.

Graphene is the world’s thinnest and strongest material ever, with remarkable electrical, thermal and optical properties being the most conductive material ever scientifically measured. A sheet of graphene material is only one single atom in thickness and is referred to as a 2D nano-material having almost no measurable depth, only length and width. Graphene is also highly transparent and can be easily flexed and stretched 25% of its size without breaking. However, it is also 200 times stronger than steel and harder than a diamond. It is said that it would take the weight of an elephant balanced on a needlepoint to break through a single one-atom thick graphene sheet. Graphene material is completely impermeable, even a helium atom (the smallest) cannot pass through graphene. The advent of graphene and the introduction of the extraordinary benefits from combining graphene with existing solar industry materials to thereby create an entirely new range of solar grade materials with dramatically increased attributes and properties not previously believed possible before the advent of graphene is therefore of vital importance to the company.

Our main focus remains dedicated to our original premise of developing new leading-edge technologically advanced solar materials and applications, many of which when combined with graphene will ultimately expand the horizons of what is now possible relevant to the generating capacity of solar panels to sensitivity levels not achievable before the invention of graphene. Researchers have already established that the combination of graphene with existing solar materials and solar panel applications can increase the generating efficiency for conventional solar panels from 10%-12% sensitivity in thin-film solar applications, to recently achieved 17% -22% plus.

This combination of existing solar industry materials, and silicon combined with graphene will also greatly benefit our company in ultimately achieving our sales revenues and profitability targets for the benefit of our stockholders.

There are thousands of additional unique attributes and properties that make graphene a highly versatile material wit seemingly amazing properties similar to no material other with significant undeveloped potential. The number and variations of possible applications is virtually limitless, including graphene solar panels, graphene super capacitors (game changing graphene batteries that can recharge 5 to 10 times more quickly) than lithium-ion batteries, and cost-effective highly efficient water filtration and purification systems. Researchers have demonstrated graphene-based transistors, flexible networks, quantum dots, spintronic devices, integrated circuits and semiconductor as well as DNA sequencers and drug delivery applications. Adding 1% graphene to plastic makes it electronically conductive.

Sales and Marketing Plan.

We have substantial pre-existing orders from earlier operations that we were then unable to fulfil because of the lack of adequate production facilities. We have continuing enquiries from pre-existing clients and new customers for the immediate supply of high purity quartz sand product as they grow market share in the target high purity and higher value/margin off-take market applications. We believe that our cost-effective and efficient production methods and prompt availability of shipping provide us with significant market advantages over our very few competitors.

High purity products:

•	Consistent and reliable quality

•	Abundant prompt supply

•	Easy accessibility to shipping, and short supply lead times

•	Regular, consistent and stable reliable supply source.

Australia’s world-renowned politically stable government, combined with the environmentally benign location, makes the company an attractive and secure long-term source of high purity quartz and high purity quartz sand raw materials for manufacturers.

We have an extensive customer data base established and ongoing excellent end-user relationships, for the last 13 years since we first commenced operations’ in our original corporate entity in 2007, when we first obtained a US $1 billion supply contract for raw unprocessed quartz materials from Suntech Power of Wuxi China, then the largest producer of photovoltaic solar panels in China.

Competitive Advantage.

Sibelco/Unimin, our largest competitor, ships its product from their plant in North Carolina. Their product has significant product quality, cost and supply disadvantages compared to that of our company due to an inferior quality raw quartz feedstock with a low purity feldspar base.

We believe we are uniquely well positioned and have several important competitive advantages over the other HPQ products main market players: the ability to provide customers with the most cost-effective high purity commercial product, with short lead times for delivery due to the Company’s Townsville location and its access to easy originating freight sources to United States, Asian and European markets.

The existing supply chains can involve one or more trading companies who distribute raw or partially beneficiated products into or from the value added processing chain. We will endeavor as our preferred path to retain the downstream process and direct supply of HPQS products at the closest point to end application manufacturers to maximize the supply chain margins. This will involve a direct to end-user sales model. Within some vertically integrated processing corporations (especially in Japan, China, Korea and Taiwan) supply entry as required via their nominated or preferred company affiliates or trading companies. We have assessed the optimum path between direct and indirect distribution based on the downstream end customers on a regional and market segment basis. A blended sales channel will be adopted. The Chinese market will provide a direct end-user sales model and we expect to maintain local sales office presence in China to drive these off-take markets where early contracts will be available to established customers. Our predecessor company previously operated a sales office in Shanghai for six years, then securing approximately $400 million of HPQS sales orders (over 5 Years).

The other key markets in Japan, Korea, Taiwan and S.E. Asia will be addressed through a combination of trading houses aligned with vertically integrated end user corporations or directly, where direct sales access is permitted, and direct distribution cost and margin is justifiable.

We recognize the benefit in initially leveraging the supply relationships of established trading houses with diverse and smaller volume off take customers that may be difficult to service in the short term. This approach will expand the initial potential market reach (especially in categories such as EMC & HP fillers where there is much broader and diverse end user customer base) and expedite sales volumes alongside the direct marketing targets.

We continue to build up its off-take customer database and are prioritizing the target customers in solar, semiconductor and LCD substrate/quartz glassware. Additional customers in China and Japan have previously received product samples and are groomed for purchase of larger production volumes. Expansion of our Australian production facilities will be essential in progressing the next stages of engagement with these new prospects and existing qualified off take customers. The advent of graphene enabled photovoltaic solar materials and our leading position in this as yet undeveloped market segment will also greatly increase our sales and marketing opportunities.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts, Including Duration.

Generally speaking, in the HPQ industry the above protections are not standard practice and not usually required or implemented. This is mainly because only a handful of producers worldwide have ever been able to produce commercial grade high purity quartz sand suitable for the high-end electronics and global solar industry. Subsequently the entire world production is less than 150,000 tons in 2018. This is due to two factors: While quartz/silica is the most abundant substance on earth, covering 69% of the earths’ surface, HPQ grade is one of the rarest substances on earth with only a handful of known deposits worldwide. Accordingly, as a strategically important mineral, in some countries, as in Brazil, the government has banned the export of HPQ to maintain sufficient quantities for their own use. In addition, as one of our chief scientists confirms that due to the fact that each deposit of HPQ has its own particular chemical composition and chemical construction, and different manifestations of impurities, there is no single formula or application for producing high purity quartz sand. As with most mineral beneficiation projects, the process used is unique to the mineral resource. No such generic process is available. Considering that industry standards demand impurities measured in the ppm (parts per million) range, maintaining this high level of purity is a complex procedure that would not be secured by the filing of definitive patent applications given the variations in the HPQ raw feedstock material.

Government Product Approvals.

There are no identified government approvals required for our products and no export restrictions for the products. We have previously been involved in successfully exporting sample volumes of all products (with exception of SQ9) without restriction.

Effect of Existing or Probable Governmental Regulations on the Business.

Management believes that there are no identified existing or probable government regulations that will adversely impact our business.

Research and Development Activities.

Our team members have had dedicated research and development programs since 2005, and from 2009 through 2015 when the company operated its own pilot plant test facility in Melbourne, Australia. The pilot production factory prepared various grades of high purity quartz sand products and supplied sample quantities to customers in Japan, Korea and China. The pilot plant test facility confirmed product feasibility and conformance to required customer standards and validated the business model for building the commercial size and scale full production factory.

The primary research and development during the next fiscal year will involve further development and evaluation of new efficient processing techniques and applications recently brought about by the development of the new material graphene and the extensive development of new graphene-enabled products. Also, the dramatic complimentary effect the addition of graphene to many existing solar cell production methods and applications will have on the adoption of graphene-based new applications and products that can greatly enhance the generating capacity of existing photovoltaic solar panels with graphene enhancement.

Additional research and development resources will be progressively committed to develop new graphene/silica (quartz) and solar grade silicon graphene enabled products and applications to expand and diversify the company product offerings into complimentary solar/semiconductor and energy storage markets.

Anticipated Material Acquisition of Plant and Equipment.

Subject to availability of capital, we plan to invest $35 million in plant and equipment for establishing commercial volumes of its HPQ products defined above. The plant and equipment investment will scale product throughput capacity for:

•	SQ1-SQ5 products to 65,000-250,000+ tonnes per annum;

•	SQ7 product to 20,000-50,000 tonnes per annum; and

•	SQ9 product commencement of volume supply to 5000+ tonnes over 3 years.

The balance of the funding will be applied to future plant and equipment capacity scaling from Year 2 onwards for high purity quartz products and establishing complimentary graphene/silicon/silica enabled product lines.

Compliance with Environmental Laws.

Based upon our long-term experience management believes that the nature of our mining and processing operations does not involve any onerous environmental compliance requirements. Compliance costs have been identified and quantified in the company plan of operations, business plan including financial plan.

Employees.

Certain members of our management team have been involved in this industry since 2005 and this has resulted in an experienced team of learned employees, advisors and technical experts in various locations and capacities within both Australia, Central Europe, and in the United States. We have an established eight year relationship with a local contract miner to minimally process and mine raw quartz into feedstock grade product to fuel the factory production for higher purity products. It is planned to increase fulltime and part time employees/contractors from the present levels to a minimum of 30 within the next 12 months.

At the present time, we have sufficient employees, preferring to mainly rely upon experienced consultants with whom management has long-term relationships.

Executive Management and Technical Team.

Our executive management and technical team has largely co-worked together since 2005, and especially the last 5 years in Melbourne, Australia, China and the USA with the world’s two leading experts in establishing new refining and processing methods for high-purity silica products. One scientist consultant was directly responsible for the establishment of two of the other three high purity quartz sand factories, and the other scientist was extensively involved in the development of the high purity quartz semiconductor markets, working in the USA and China. They have both co-worked extensively with the company’s technical team in Australia. All of the specialized human resources are available to us. We have secured design and operational assistance commitments with the establishment of the company’s Global Advanced Energies Townsville initiative in Australia from highly experienced China based experts.

Collectively our executive management and technical team has worked together for the last 11 years and is extensively experienced in all facets of the high purity silica and solar grade silicon production operations, giving them the skills necessary to operate all sectors of our business operations successfully. With our mining leases applied for three years ago, and now imminently ready to be issued by the Queensland Department of Natural Resources & Mines, we are ready to proceed immediately to the next funding stage to establish a pre-processing factory in Townsville, Queensland, near the high purity silica mine site, that will produce the SQ5 feedstock for processing at the new high purity quartz sand factory.

Rights to Minerals

The sole rights of Company to its HPQ deposits are via five leases as authorized by the Queensland Department of National Resources, Mines and Energy (“DNRME”), the governing authority under state and Australian federal legislation.

In Australia, mineral resources can be privately owned if no more than ten centimeters below the land surface, with everything below that being owned by the Australian Federal government (AFG). The AFG authorizes each individual state government to manage the business of leasing the mineral resources in its particular state regardless of who owns the land over which the resources lie beneath. The Queensland Government manages these resources on behalf of the state of Queensland. Terms of these leases are subject to the Queensland State Government Resources Acts including the Mineral Resources act 1989 (and amendments) (“MRA”). Mining and exploration rights are issued and managed by the DNRME.

Environmental and land compensation agreements are in place for all leases. Land compensation fees become payable once leases become operational. Annual total compensation fees for all leases are AU$27,400 per annum, with annual inflation indexed for the duration of the mining lease, which as of September 30, 2019 have not been incurred as this is not operational.

The lease arrangements are automatically required to be renegotiated (RTN) as result of the leaseholder being an affiliate of a public company. This RTN is progressing accordingly. However, royalties are yet to be concluded under the RTN Process. Lease initial term is 15 -25 years from commencement of grant and operations. Since no grant has yet to be received and the Company has not commenced operations, the actual term of the lease has not  begun to run.

The Company is required to meet all the obligations under the lease conditions; once operational, the following requirements would apply:

-	Statutory reporting (quarterly and/or annually) e.g. production, royalty and environmental reporting.

-	Annual lease fees (currently AU$63.70 per hectare per annum x Total area of leases being 233.38 hectares) = AU$14,229.31 per annum

-	Government royalty fees of AU$0.90c per tonne minerals (quartz) sold/extracted

-	Annual Department of Environment and Heritage Protection (DEHP) fees approx. AU$800 per annum

-	Initial security deposit – yet to be adjudicated by DEHP/DNRME

As of September 30, 2019, the lease is not operational.

ITEM 1.A. RISK FACTORS.

Not applicable.

ITEM 1.B. UNRESOLVED STAFF COMMENTS.

Not Applicable

ITEM 2. PROPERTIES.

We own general office equipment with a net book value of $27,869 as of September 30, 2019, net of depreciation.

We currently maintain a representative office in the Wells Fargo Bank building, 433 North Camden Drive, Suite 600, Beverly Hills, California 90212 (the Company pays rent in the amount of $149 for this office). We also maintain a substantial office at 88 Lorimer Street, Docklands, Melbourne 3008, in the State of Victoria, Australia (the company pays rent equivalent to the amount of AUD$6,000 for this office, which it has occupied for the last six years). These offices are currently adequate for our needs.

Our subsidiary, Solar Quartz Technologies Limited, is the sole title owner of the exclusive mining and development rights for the two high purity quartz silica deposits known as Quartz Hill (represented by mining leases ML 30235, ML 30236 and ML 30237) and White Springs (represented by leases ML 30238 and ML 30239) located in North Queensland, Australia. Based on independent expert reports, together they are estimated to contain deposits in excess of 15 million tons of 99.97% pure HPQ which is feedstock that when refined, is in high demand in the marketplace to be used in the production of HPQS. HPQS is a core ingredient in the production in crucibles for the manufacture of photovoltaic solar cells, as well as high-end microchips.

ITEM 3. LEGAL PROCEEDINGS.

Not applicable

ITEM 4. MINE SAFETY DISCLOSURE.

Not applicable

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock trades in the OTC Markets OTCQB Market under the symbol “GSTX”. Shown below is the range of high and low closing prices for our common stock for the periods indicated. The market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

Quarter Ended	High	Low

December 31, 2016	$1.40	$0.90
March 31, 2017	$2.00	$0.95
June 30, 2017	$0.95	$0.91
September 30, 2017	$2.90	$0.76

December 31, 2017	$1.55	$1.55
March 31, 2018	$1.45	$1.45
June 30, 2018	$0.46	$0.46
September 30, 2018	$0.48	$0.48

December 31, 2018	$0.50	$0.18
March 31, 2019	$2.50	$0.00
June 30, 2019	$0.50	$0.06
September 30, 2019	$0.19	$0.08

Holders of our common stock are entitled to receive dividends as may be declared by the Board of Directors. Our Board of Directors is not restricted from paying any dividends but is not obligated to declare a dividend. No cash dividends have ever been declared and it is not anticipated that cash dividends will ever be paid.

Our Articles of Incorporation authorize our Board of Directors to issue up to 500,000,000 shares of common stock and up to 50,000,000 shares of preferred stock. The provisions in the Articles of Incorporation relating to the preferred stock allow our directors to issue preferred stock with multiple votes per share and dividend rights which would have priority over any dividends paid with respect to the holders of our common stock. The issuance of preferred stock with these rights may make the removal of management difficult even if the removal would be considered beneficial to shareholders, generally, and will have the effect of limiting shareholder participation in certain transactions such as mergers or tender offers if these transactions are not favored by our management.

As of September 30, 2019, we had approximately 337 shareholders of record.

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

Overview

As a result of the sale of Vanguard’s (VNGE) oil and gas properties in June of 2014, as discussed in Item 1 of this report, we no longer had any oil and gas assets or related operations during the periods reported through June 30, 2017, resulting in no revenue or revenue related expenses. Further, in spite of the significant acquisition on July 1, 2017, the asset has not yet begun to be exploited. Thus, we continued through the end of the period reported to have no revenue or revenue related expenses.

New Business Activities

We are currently in the process of securing interim working capital to complete mine expansion plans and to build and establish a pre-processing plant in Townsville, North Queensland, Australia and also build upon our already significant management team and market high purity quartz and HPQS to established markets which our management team have had prior relationships. These organizational efforts will also include securing significant new capital for the acquisition of a site and the building of the pre-processing plant. Upon completion, that plant will enable us to upgrade our newly mined HPQS to a higher level of purity that has a significant world-wide demand for use in the production of advanced photovoltaic solar panels and all high-end electronics, lighting, telecom, optic and microelectronics. Failure to secure these financings will have a negative impact on our ability to continue as a going concern.

On October 2018, we signed a non-binding letter of intent for a joint venture with NanoGraphene, Inc. Subject to available capital and the execution of a definitive agreement, the joint venture will evaluate and develop new products using this new material, graphene combined with silicon-based solar materials. Graphene is a 2D allotrope made from graphite/carbon atoms that has allowed the development of new products. Laboratory experiments have applied graphene to various existing product, such as, solar panels, integrated circuits, semiconductors, and others.

Results of Operations.

Years Ended September 30, 2019 and 2018

	Years Ended
	September 30,
	2019	2018	Changes ($)
Operating expenses	$1,148,213	2,125,279	$(977,066)
Other Expense	$98,341	20,853	$77,488
Net Income (loss)	$(1,246,554)	$(2,146,132)	$899,578

For the years ended September 30, 2019 and 2018, we generated no revenues, and thus no cost of sales or gross profits.

For the years ended September 30, 2019 and 2018, we incurred $1,148,213 and $2,125,179, respectively in operating expenses. The operating expense increases are due primarily to employment of contracting professional services in the development of markets, financing, legal fees, and other general and administrative expenses.

For the years ended September 30, 2019 and 2018, our other income (expenses) consisted of the following:

	Years Ended
	September 30,
	2019	2018	Changes ($)
Other (Income) Expense:
Interest expense	$(76,135)	$(20,853)	$(55,282)
Rental income	6,334	-	6,334
Promissory note prepayment penalty	(17,860)	-	(17,860)
Foreign currency transaction loss	1,678	-	1,678
Change in fair value of derivative liability	(2,540)	-	(2,540)
Loss on settlement of convertible note	(9,818)	-	(9,818)
	$(98,341)	$(20,853)	$(77,488)

For the year ended September 30, 2019, we reported a net loss before taxes of $1,246,554 compared to a net loss before taxes of $2,146,132 for the year ended September 30, 2018. Since there were no tax obligations in either year, net loss in each year was the same as that reported before taxes.

Cash Flows

	Years Ended
	September 30,
	2019	2018	Changes ($)
Cash Flows used in Operating Activities	$(600,797)	(456,661)	$(144,136)
Cash Flows Provided (Used) by Investing Activities	$-	-	$-
Cash Flows provided by Financing Activities	$671,338	444,100	$227,238
Net Change in Cash During Period	$70,541	$(12,561)	$83,102

Cash Flow from Operating Activities

Cash flows used in operating activities was $600,797 in the year ended September 30, 2019, while for the year ended September 30, 2018, the Company used $456,661.

The increases in the year ended September 30, 2019 were primarily due to an increase in accounts payable and accrued expenses, primarily for legal and consulting expenses and due to related parties.

Cash Flow from Investing Activities

During the year ended September 30, 2019 and 2018, we did not have any investing activities.

Cash Flow from Financing Activities

Cash from financing activities in the year ended September 30, 2019 contributed $671,338, $880,000 from the sales of shares to unaffiliated investors and $312,201 from a related party and repayment of $489,863 to a related party and $31,000 to convertible note payable. For the year ended September 30, 2018 the cash provided from financing activities was $444,100; $378,603 from sale of shares to unaffiliated investors, $60,497 from convertible notes payable and to a note payable in the amount of $5,000.

Liquidity and Capital Resources.

Years Ended September 30, 2019 and 2018.

	September 30, 2019	September 30, 2018	Changes ($)
Cash	$74,241	$6,704	$67,537
Working capital deficit	$(1,038,539)	$(895,060)	$(143,479)
Total assets	$147,406	$82,550	$64,856
Total liabilities	$1,129,661	$901,764	$227,897
Total stockholders' deficit	$(982,255)	$(819,214)	$(163,041)

As of September 30, 2019, we had total current liabilities of $1,129,661, while as of September 30, 2018 we had total current liabilities of $901,764, an increase of $227,897 or approximately 25%. The increase in current liabilities was primarily due to an increase in accounts payable and due to related party.

As of September 30, 2019, we had a working capital deficit of $1,038,539 compared to a working capital deficit of $895,060 as of September 30, 2018. As of September 30, 2019, we had cash and cash equivalents of $74,241 and current assets of $91,122 compared to cash and cash equivalents of $6,704 and current assets of $6,704 as of September 30, 2018.

General Discussion.

Whereas management has been successful in the past in raising capital, there are no assurances that these sources of financing will continue to be available to us and/or that demand for our common stock will be sufficient to meet our capital needs, or that financing will be available on terms favorable to us. If funding is insufficient at any time in the future, we may not be able to take advantage of business opportunities or respond to competitive pressures or may be required to reduce the scope of our planned product development and marketing efforts, any of which could have a negative impact on its business and operating results. In addition, insufficient funding may have a material adverse effect on our financial condition, which could require it to:

•	seek joint venture partners;

•	monetize its assets;

•	seek arrangements with strategic partners or other parties that may require the company to relinquish significant rights to products, technologies or markets; or

•	explore other strategic alternatives including a merger or sale of our company.

To the extent that we raise additional capital through the sale of equity or convertible debt securities, the issuance of such securities may result in dilution to our existing stockholders. If additional funds are raised through the issuance of debt securities, these securities may have rights, preferences and privileges senior to holders of common stock and the terms of such debt could impose restrictions on our operations. Regardless of whether our cash assets prove to be inadequate to meet its operational needs, we may seek to compensate providers of services by issuance of stock in lieu of cash, which may also result in dilution to our existing stockholders.

Inflation.

The impact of inflation on our costs and the ability to pass on cost increases to its customers over time is dependent upon market conditions. We are not aware of any inflationary pressures that have had any significant impact on its operations over the past quarter and we do not anticipate that inflationary factors will have a significant impact on future operations.

Off-Balance Sheet Arrangements.

We do not maintain off-balance sheet arrangements nor do we participate in non-exchange traded contracts requiring fair value accounting treatment.

Critical Accounting Policies and New Accounting Pronouncements.

The Securities and Exchange Commission SEC has issued Financial Reporting Release No. 60, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies,” suggesting companies provide additional disclosure and commentary on their most critical accounting policies. In FRR 60, the Securities and Exchange Commission has defined the most critical accounting policies as the ones that are most important to the portrayal of a company’s financial condition and operating results and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, our most critical accounting policies are set forth below. The methods, estimates and judgments the company uses in applying these most critical accounting policies have a significant impact on the results the company reports in its financial statements.

A summary of the significant accounting policies applied in the preparation of the accompanying financial statements follows:

Stock-Based Compensation – We account for employee stock-based compensation using the fair value method. The fair value attributable to stock options is calculated based on the Black-Scholes option pricing model and is amortized to expense over the service period which is equivalent to the time required to vest the stock options.

Income Taxes – Income taxes are provided based on the liability method for financial reporting purposes. Under this method deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred income tax assets to the amount expected to be realized.

Uncertain tax positions are recognized in the financial statements only if that position is more likely than not of being sustained upon examination by taxing authorities, based on the technical merits of the position. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense.

We are required to file federal income tax returns in the United States and in various state and local jurisdictions. Our tax returns filed since inception are subject to examination by taxing authorities in the jurisdictions in which it operates in accordance with the normal statutes of limitations in the applicable jurisdiction.

Earnings Per Share – Basic earnings per share have been calculated based upon the weighted-average number of common shares outstanding. Diluted earnings per share have been calculated based upon the weighted-average number of common and potential shares.

Financial Instruments and Fair Value Measurements - As defined in ASC 820 “Fair Value Measurements,” fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. The Company classifies fair value balances based on the observability of those inputs. ASC 820 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and the lowest priority to unobservable inputs (level 3 measurement).

The Company determines the level in the fair value hierarchy within which each fair value measurement falls in its entirety, based on the lowest level input that is significant to the fair value measurement in its entirety. In determining the appropriate levels, the Company performs an analysis of the assets and liabilities at each reporting period end.

The Company's financial instruments consist of cash, accounts receivable, accounts payable, accrued interest, and due to related parties. The carrying amounts of these financial instruments approximate fair value due to either length of maturity or interest rates that approximate prevailing rates unless otherwise disclosed in these financial statements.

Derivative Financial Instruments - The Company accounts for freestanding contracts that are settled in a company’s own stock, including common stock warrants, to be designated as an equity instrument or generally as a liability. A contract so designated is carried at fair value on a company’s balance sheet, with any changes in fair value recorded as a gain or loss in a company’s results of operations.

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

The Company determined our derivative liabilities to be a Level 3 fair value measurement and used the Binomial pricing model to calculate the fair value as of September 30, 2019. The Binomial model requires six basic data inputs: the exercise or strike price, time to expiration, the risk free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of each convertible note is estimated using the Binomial valuation model.

Recently Issued Accounting Pronouncements – For discussion of recently issued accounting pronouncements, please see Note 2 to the consolidated financial statements included in this report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Graphene & Solar Technologies Limited

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Graphene & Solar Technologies Limited (the Company) as of September 30, 2019, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the year then ended (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2019, and the results of its operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph Regarding Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has suffered continuing net losses and has no revenue-generating operations, which raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Pinnacle Accountancy Group of Utah

We have served as the Company’s auditor since 2019.

Pinnacle Accountancy Group of Utah

(a dba of Heaton & Company, PLLC)

Farmington, Utah

January 21, 2020

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

/s/ Thayer O’Neal Company, LLC

Thayer O’Neal Company, LLC

We have served as the Company's auditor since 2017

Houston, Texas

January 18, 2019

GRAPHENE & SOLAR TECHNOLOGIES LIMITED

 CONSOLIDATED BALANCE SHEETS

	September 30,	September 30,
	2019	2018
Assets
Current Assets:
Cash	$74,241	$6,704
Prepaid expenses	11,684	-
Other receivable	5,197	-
Total Current Assets	91,122	6,704
Other Assets:
Furniture and equipment, net of depreciation $51,946 and $38,276	27,869	47,154
Mineral rights	28,415	28,692

Total Assets	$147,406	$82,550

Liabilities and Stockholders' Deficit
Current Liabilities
Accounts payable	$402,599	$141,128
Accrued interest payable	110,738	91,628
Due to related party	455,577	447,764
Notes payable	60,000	60,000
Convertible notes payable, net of discount $0 and $2,503	100,747	161,244
Total Current Liabilities	1,129,661	901,764

Total Liabilities	1,129,661	901,764

Stockholders' Deficit
Preferred stock: 5,000,000 shares authorized; $0.00001 par value; no shares issued and outstanding	-	-
Common stock: 500,000,000 shares authorized; $0.00001 par value; 242,449,767 and 236,046,151 shares issued and outstanding	2,424	2,360
Additional paid-in capital	9,047,139	7,972,361
Accumulated deficit	(10,132,535)	(8,885,981)
Accumulated other comprehensive income	100,717	92,046
Total Stockholders' Deficit	(982,255)	(819,214)
Total Liabilities and Stockholders’ Deficit	$147,406	$82,550

The accompanying notes are an integral part of these consolidated financial statements.

GRAPHENE & SOLAR TECHNOLOGIES LIMITED

 CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Years Ended
	September 30,
	2019	2018

Revenue	$-	$-

Operating Expenses:
Professional fees	881,104	1,802,058
General and administration	267,109	323,221
Total operating expenses	1,148,213	2,125,279

Operating Loss	(1,148,213)	(2,125,279)

Other Income (Expense):
Interest expense	(76,135)	(20,853)
Rental income	6,334	-
Promissory note prepayment penalty	(17,860)	-
Foreign currency transaction loss	1,678	-
Change in fair value of derivative liability	(2,540)	-
Loss on settlement of convertible note	(9,818)	-
Total Other Expense	(98,341)	(20,853)

Net Loss Before Income Tax	(1,246,554)	(2,146,132)

Income tax provision	-	-
Net Loss	$(1,246,554)	$(2,146,132)

Other comprehensive income (loss)
Foreign currency translation adjustment	8,671	92,046

Comprehensive Loss	$(1,237,883)	$(2,054,086)

Net Loss available to common shareholders	$(1,246,554)	$(2,146,132)

Basic and diluted loss per common share	$(0.01)	$(0.01)

Weighted average number of common shares outstanding
Basic and diluted	238,985,282	231,311,252

The accompanying notes are an integral part of these consolidated financial statements.

GRAPHENE & SOLAR TECHNOLOGIES LIMITED

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

			Additional		Accumulated
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount		Deficit	Income	Deficit
Balance September 30, 2017	224,426,229	$2,245	$5,888,210	$(6,739,849)	$-	$(849,394)

Stock-based compensation	8,200,000	82	1,206,330	-	-	1,206,412
Shares issued for cash	3,369,922	33	378,570	-	-	378,603
Related party debt forgiveness	-	-	438,521	-	-	438,521
Shares issued for debt repayment	50,000	-	60,730	-	-	60,730
Foreign currency translation adjustment	-	-	-	-	92,046	92,046
Net Loss	-	-	-	(2,146,132)	-	(2,146,132)
Balance September 30, 2018	236,046,151	$2,360	$7,972,361	$(8,885,981)	$92,046	$(819,214)

Shares issued for cash	5,294,525	53	879,947	-	-	880,000
Stock-based compensation	600,000	6	100,194	-	-	100,200
Shares issued for conversion of note payable	509,091	5	36,988	-	-	36,993
Terminal balance of derivative liability	-	-	57,649	-	-	57,649
Foreign currency translation adjustment	-	-	-	-	8,671	8,671
Net Loss	-	-	-	(1,246,554)	-	(1,246,554)
Balance September 30, 2019	242,449,767	$2,424	$9,047,139	$(10,132,535)	$100,717	$(982,255)

The accompanying notes are an integral part of these consolidated financial statements.

GRAPHENE & SOLAR TECHNOLOGIES LIMITED

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	September 30,
	2019	2018

Cash Flows From Operating Activities:
Net loss	$(1,246,554)	$(2,146,132)
Adjustments to reconcile net loss to net cash used in operating activities:
Other comprehensive gain – translation adjustment	-	92,046
Stock-based compensation	100,200	1,206,412
Depreciation expenses	16,879	38,278
Amortization of debt discounts	57,612	-
Loss on conversion of note payable	9,818	-
Change in fair value of derivative liability	2,540	-
Foreign currency translation gain (loss)	(1,678)	-
Changes in operating assets and liabilities:
Prepaid expenses	(11,711)	-
Other receivable	(5,419)	-
Accounts payable	128,052	(222,880)
Accrued liability	704	9,944
Accrued interest payable	13,613	10,613
Due to related party	335,147	555,150
Other liabilities	-	(92)
Net Cash Used in Operating Activities	(600,797)	(456,661)

Cash Flows From Financing Activities:
Proceeds from common stock issuances	880,000	378,603
Proceeds from related party	312,201	-
Repayment to related party	(489,863)	-
Proceeds from convertible notes payable	-	60,497
Proceeds from short - term loans	-	5,000
Repayment on convertible notes payable	(31,000)	-
Net Cash Provided by Financing Activities	671,338	444,100

Effect of exchange rate in cash	(3,004)	8,527

Net Change in Cash	67,537	(4,034)
Cash at Beginning of Period	6,704	10,738
Cash at End of Period	$74,241	$6,704

Supplemental Cash Flow Information:
Cash paid for interest	$4,675	$-
Cash paid for taxes	$-	$-

Supplemental disclosure of non-cash financing activity:	-
Debt forgiveness from related party	$-	$438,521
Issuance of shares for debt repayment	$-	$60,730
Discount on note payable credited to derivative liability	$55,109	$-
Terminal balance of derivative liability credited to additional paid-in capital	$57,649	$-
Note payable converted into common stock	$36,993	$-

The accompanying notes are an integral part of these consolidated financial statements.

GRAPHENE & SOLAR TECHNOLOGIES LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2019 AND 2018

1. Organization and Basis of Presentation

Organization

On June 21, 2010, Graphene & Solar Technologies Limited (“Graphene” or “the Company”), was incorporated in Colorado as Vanguard Energy Corporation (“Vanguard”). On July 5, 2017, Vanguard changed its name to Solar Quartz Technologies Corporation. On September 18, 2018, the name was again changed to Graphene & Solar Technologies Limited (“Graphene”).

Business Operations

The Company has the right to mine two high-purity silica quartz mineral deposits: White Springs consisting of approximately 1.5 million tons and Quartz Hill consisting of approximately 14 million tons, all through its wholly-owned subsidiary, Solar Quartz Technologies Limited. The ultra-high purity quartz deposits are located in the State of Queensland, Australia. The material is ideal for processing into high purity quartz sand (HPQS) with sufficient reserve to fuel a minimum of 15 to 20 years of processing into solar crucible and high-end electronics grade HPQS. In addition, the Quartz Hill deposit is ideal for processing into solar grade polysilicon metal, as well as for solar cell wafer production.

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

The Company is also primarily focused on the early development of new graphene-enabled photovoltaic solar models, including graphene enabled thin-film solar panels. In this production initiative.

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

Going Concern

The Company’s consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has not generated any revenues from operations to date and does not expect to do so in the foreseeable future. The Company has a stockholders’ deficit as of September 30, 2019. Furthermore, the Company has experienced recurring operating losses and negative operating cash flows since inception and has financed its working capital requirements during this period primarily through debt financing and the recurring sale of its equity securities.

As a result, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the consolidated financial statements are being issued. In addition, the Company’s independent registered public accounting firm, in their report on the Company’s consolidated financial statements for the year ended September 30, 2019, has also expressed substantial doubt about the Company’s ability to continue as a going concern.

The Company’s ability to continue as a going concern is dependent upon its ability to raise additional equity capital to fund its activities and to ultimately achieve sustainable operating revenues and profits. The Company’s consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

At September 30, 2019, the Company had cash of $74,241 available to fund its operations. The Company needs to raise additional capital during the year ending September 30, 2020 to fund its ongoing business activities.

The amount and timing of future cash requirements during the year ended September 30, 2020, will depend on the extent of financing the Company is able to arrange. As market conditions present uncertainty as to the Company’s ability to secure additional funds, there can be no assurances that the Company will be able to secure additional financing on acceptable terms, or at all, as and when necessary to continue to conduct operations. If cash resources are insufficient to satisfy the Company’s ongoing cash requirements, the Company would be required to scale back or discontinue its technology and product development programs, or obtain funds, if available (although there can be no certainty), through the sale of mineral resource assets, through strategic alliances that may require the Company to relinquish rights to certain of its assets, or to discontinue its operations entirely.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the financial statements of Graphene and its wholly-owned subsidiary, Solar Quartz Technologies Ltd. (“SQTNZ”). All significant inter-company balances and transactions within the Company have been eliminated upon consolidation.

Basis of Presentation

These accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”).

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

Cash and Cash Equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments. As of September 30, 2019 and 2018, the Company had $74,241 and $6,704 in cash, respectively, and no cash equivalents.

Financial Instruments and Fair Value Measurements

As defined in ASC 820 “Fair Value Measurements,” fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. The Company classifies fair value balances based on the observability of those inputs. ASC 820 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and the lowest priority to unobservable inputs (level 3 measurement).

The Company determines the level in the fair value hierarchy within which each fair value measurement falls in its entirety, based on the lowest level input that is significant to the fair value measurement in its entirety. In determining the appropriate levels, the Company performs an analysis of the assets and liabilities at each reporting period end.

The Company's financial instruments consist of cash, accounts receivable, accounts payable, accrued interest, and due to related parties. The carrying amounts of these financial instruments approximate fair value due to either length of maturity or interest rates that approximate prevailing rates unless otherwise disclosed in these financial statements.

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

The Company determined our derivative liabilities to be a Level 3 fair value measurement and used the Binomial pricing model to calculate the fair value as of September 30, 2019. The Binomial model requires six basic data inputs: the exercise or strike price, time to expiration, the risk free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of each convertible note is estimated using the Binomial valuation model.

For the year ended September 30, 2019, the estimated fair values of the liabilities measured on a recurring basis are as follows:

Expected term	0.142 years
Expected average volatility	739%
Expected dividend yield	-
Risk-free interest rate	2.44%

The following table summarizes the changes in the derivative liabilities during the year ended September 30, 2019:

Fair Value Measurements Using Significant Observable Inputs (Level 3)

Balance - September 30, 2018	$-

Addition of new derivatives recognized as debt discounts	55,109
Settled due to conversion of debt	(57,649)
Loss on change in fair value of the derivative	2,540
Balance – September 30, 2019	$-

Debt Issuance Costs

Costs incurred in connection with the issuance of debt are amortized over the term of the related debt and netted against the liability.

Commitments and Contingencies

The Company follows ASC 450-20 to report accounting for contingencies. Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company, but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or un-asserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or un-asserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed.

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed. Management does not believe, based upon information available at this time, that these matters will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows. However, there is no assurance that such matters will not materially and adversely affect the Company’s business, financial position, and results of operations or cash flows.

Income Taxes

The Company accounts for income taxes under an asset and liability approach for financial accounting and reporting for income taxes pursuant to ASC 740, “Income Taxes.” Accordingly, the Company recognizes deferred tax assets and liabilities for the expected impact of differences between the financial statements and the tax basis of assets and liabilities.

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

The Company is subject to U.S. federal income taxes and income taxes of various state tax jurisdictions. As the Company’s net operating losses have yet to be utilized, all previous tax years remain open to examination by Federal authorities and other jurisdictions in which the Company currently operates or has operated in the past. The Company had no unrecognized tax benefits as of September 30, 2019 and does not anticipate any material amount of unrecognized tax benefits within the next 12 months.

The Company accounts for uncertainties in income tax law under a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns as prescribed by GAAP. The tax effects of a position are recognized only if it is “more-likely-than-not” to be sustained by the taxing authority as of the reporting date. If the tax position is not considered “more-likely-than-not” to be sustained, then no benefits of the position are recognized. As of September 30, 2019, the Company had not recorded any liability for uncertain tax positions. In subsequent periods, any interest and penalties related to uncertain tax positions will be recognized as a component of income tax expense.

On December 22, 2017, the Tax Reform Act was signed into law. The Tax Reform Act is effective for tax years beginning on or after January 1, 2018, except for certain provisions, and resulted in significant changes to existing United States tax law, including various provisions that are expected to impact the Company. Among other provisions, the Tax Reform Act reduced the federal corporate tax rate from 35% to 21% effective January 1, 2018. The Company has completed the accounting for the effects of the Tax Reform Act during the year ended September 30, 2019. Given that current deferred tax assets are offset by a full valuation allowance, these changes will have no impact on the balance sheet.

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

Stock-Based Compensation

ASC 718, “Compensation - Stock Compensation,” prescribes accounting and reporting standards for all share-based payment transactions in which employee services are acquired. Transactions include incurring liabilities, or issuing or offering to issue shares, options and other equity instruments such as employee stock ownership plans and stock appreciation rights. Share-based payments to employees, including grants of employee stock options, are recognized as compensation expense in the financial statements based on their fair values. That expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50, “Equity - Based Payments to Non-Employees.” Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The fair value of the share-based payment transaction is determined at the grant date.

During the year ended September 30, 2019, the Company issued 600,000 shares of the Company’s common stock to members of the Board of Directors, employees and consultants. The fair value of the shares, as determined by reference to the closing price of the Company’s common stock, aggregated $100,200, ($0.17 per share).

During the year ended September 30, 2018, the Company issued 8,200,000 shares of the Company’s common stock to members of the Board of Directors, employees and consultants. The fair value of the shares, as determined by reference to the closing price of the Company’s common stock, aggregated $1,206,412, ($0.15 per share).

Total stock-based compensation expense was $100,200 and $1,206,412 for the years ended September 30, 2019 and 2018, respectively.

Basic and Diluted Net Loss per Common Share

The Company computes basic and diluted earnings (loss) per share amounts in accordance with ASC Topic 260, “Earnings per Share.” Basic earnings (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the reporting period. Diluted earnings (loss) per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in the earnings of the Company.

The common share equivalents of these securities have not been included in the calculations of loss per share because such inclusions would have an anti-dilutive effect as the Company has incurred losses during the year ended September 30, 2019 and 2018.

For the year ended September 30, 2019 and 2018, respectively, the following common stock equivalents were potentially dilutive.

	Years ended
	September 30,
	2019	2018
	(Shares)	(Shares)
Convertible notes payable	123,378	114,171

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

	September 30,	September 30,
	2019	2018

Spot AUD: USD exchange rate	$0.6749	$0.7220
Average AUD: USD exchange rate	$0.7038	$0.7605

Related parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operational decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02 (Topic 842) "Leases." Topic 842 supersedes the lease recognition requirements in Accounting Standards Codification (“ASC”) Topic 840 "Leases." Under Topic 842, lessees are required to recognize assets and liabilities on the balance sheet for most leases and provide enhanced disclosures. Leases will continue to be classified as either finance or operating. Topic 842 is effective for annual reporting periods and interim periods within those years beginning after 15 December 2018. Early adoption by public entities is permitted. Entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements, and there are certain optional practical expedients that an entity may elect to apply. Full retrospective application is prohibited. The Company does not anticipate this amendment to have a significant impact on the financial statements.

In June 2016, the FASB issued ASU No. 2016-13 "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments" which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss methodology, which will result in more timely recognition of credit losses. ASU 2016-13 is effective for annual reporting periods, and interim periods within those years beginning after 15 December 2019. The Company does not anticipate this amendment to have a significant impact on the financial statements.

In February 2018, the FASB issued ASU No. 2018-02, “Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.” The amendments in this ASU address a narrow-scope financial reporting issue related to the tax effects that may become “stranded” in accumulated other comprehensive income (AOCI) as a result of the Tax Cuts and Jobs Act (TCJA). The amendments in ASU 2018-02 are effective for all entities for fiscal years beginning after 15 December 2018, and interim periods within those fiscal years. Early adoption is permitted, including adoption in any interim period, (1) for public business entities for reporting periods for which financial statements have not yet been issued and (2) for all other entities for reporting periods for which financial statements have not yet been made available for issuance. The amendments in ASU 2018-02 should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the TCJA is recognized. The Company does not anticipate this amendment to have a significant impact on the financial statements.

In July 2018, the FASB issued ASU 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. This update addresses several aspects of the accounting for nonemployee share-based payment transactions and expands the scope of ASC 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The main provisions of the update change the way nonemployee awards are measured in the financial statements. Under the simplified standards, nonemployee options will be valued once at the date of grant, as compared to at each reporting period end under ASC 505-50. At adoption, all awards without established measurement dates will be revalued one final time, and a cumulative effect adjustment to retained earnings will be recorded as the difference between the pre-adoption value and new value. Companies will be permitted to make elections to establish the expected term and either recognize forfeitures as they occur or apply a forfeiture rate. Compensation expense recognition using a graded vesting schedule will no longer be permitted. This pending content is the result of the FASB’s Simplification Initiative, to maintain or improve the usefulness of the information provided to the users of financial statements while reducing cost and complexity in financial reporting. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. Early adoption is permitted, but no earlier than an entity’s adoption date of Topic 606. Because the Company does not currently have any outstanding awards to non-employees for which a measurement date has not been established the adoption of ASU 2018-07 does not have a material impact to the Company’s financial statements and related disclosures upon adoption. The adoption of this standard will change the way that the Company accounts for non-employee compensation in the future.

In August 2018, the FASB issued ASU 2018-13, “Disclosure Framework –Changes to the Disclosure Requirements for Fair Value Measurement” (Topic 820). ASU 2018-13 adds, modifies, and removes certain fair value measurement disclosure requirements. ASU 2018-13 is effective for annual and interim periods beginning after December 15, 2019. Early adoption is permitted. The Company is currently evaluating the effect of adopting this ASU on the Company’s financial statements.

Management does not believe that any other recently issued, including the lease accounting standard; but not yet effective, authoritative guidance, if currently adopted, would have a material impact on the Company’s financial statement presentation or disclosures.

3. Property and Equipment

Property and equipment as of September 30, 2019 and 2018 are summarized as follows:

	September 30,	September 30,
	2019	2018

Laboratory and factory equipment	$42,102	$45,062
Computers	3,305	3,538
Furniture and fixtures	34,408	36,830
	79,815	85,430
Less accumulated depreciation	(51,946)	(38,276)
Net property and equipment	$27,869	$47,154

Depreciation expense for the years ended September 30, 2019 and 2018 was $16,879 and $38,278, respectively.

4. Convertible Notes Payable

The Company’s material future contractual obligations by fiscal years as of September 30, 2019 and 2018 were as follows:

	September 30, 2019	September 30, 2018
Notes payable	$60,000	$60,000
Convertible notes payable	$100,747	$161,244

Notes Payable

During 2015 and 2016, the Company executed promissory notes payable with six individuals with an aggregate principal balance of $60,000. The notes were due on demand and included interest at 10%. As of September 30, 2019 and 2018, the total promissory notes payable balance was $84,693 and $78,693, including accrued interest of $24,693 and $18,693, respectively. On January 15, 2019, the holder of a note with a principal balance of $10,000 made demand for payment. To date, the note has not been paid.

Convertible Notes Payable

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

On April 24, 2019 the Company elected to pay off the remaining $31,000 balance on the loan, with accrued interest in the amount of $4,675, plus a redemption premium of $17,860. In connection with the payoff, the Company charged operations for the remaining unamortized discount on the note of $2,503 and credited additional paid-in capital for the terminal balance of the derivative liability in the amount of $57,649.

As of September 30, 2019 and 2018, the convertible note payable to Power Up totaled $0 and $60,497, net of an unamortized discount of $0 and $2,503; accrued interest on the convertible note payable totaled $3,681 and $994, respectively.

Convertible Notes Payable

On June 29, 2012, the Company issued convertible secured notes payable totaling $8,254,500 to a group of private investors. The notes matured on June 30, 2015. The notes, with interest at 15%, were convertible at the discretion of the holders, into common shares of the Company at the rate of $3.31 per share. Unable to make a required interest payment on March 31, 2014, the notes became due on demand. Effective June 17, 2014, with the noteholder approval, the assets securing the convertible notes were sold with the net proceeds of approximately $5,200,000 being distributed to the noteholders. Noteholders were to receive payment for the remaining balance due on the notes in the form of an exchange for the common stock of the Company at the rate of $3.31 per share. As of September 30, 2019 and 2018, noteholders representing $70,747 in outstanding principal had not requested the exchange of shares of common stock. As of September 30, 2019 and 2018, the exchange obligation payable was $137,032 and $126,420, including accrued interest of $66,285 and $55,673, respectively. As of September 30, 2019 and 2018, the exchange obligation was for 41,399 shares and 38,194 shares of common stock, respectively.

On February 1, 2016, the Company issued convertible secured note payable of $30,000 to an individual. The notes were due on January 31, 2017 and included interest at 10%. The note was convertible at discretion of the holder into common shares of the Company at the rate of $0.50 per shares. The Company has not extended the maturity date and the note is in default. As of September 30, 2019 and 2018, the total convertible note payable balance was $40,989 and $37,989, including accrued interest of $10,989 and $7,989, respectively. As of September 30, 2019 and 2018, the exchange obligation was for 81,078 shares and 75,978 shares of common stock, respectively.

5. Stockholders’ Equity

Preferred Stock

The Company has authorized a total of 5,000,000 shares of preferred stock, par value $0.00001 per share. No preferred shares have been designated by the Company as of September 30, 2019 and 2018.

Common Stock

The Company is authorized to issue up to 500,000,000 shares of common stock (par value $0.00001). As of September 30, 2019 and 2018, the Company had 242,449,767 shares and 236,046,151 shares of common stock issued and outstanding, respectively.

During the year ended September 30, 2019, the Company issued 6,403,616 shares of common stock as follows:

•	600,000 shares of the Company’s common to members of the Board of Directors, employees and consultants valued at $100,200 ($0.17 per share).

•	5,294,525 shares of the Company’s common at an average price of $0.17 per share for an aggregate purchase price of $880,000.

•	509,091 shares of the Company’s common for the conversion of debt totaling $36,993.

During the year ended September 30, 2018, the Company issued 11,619,922 shares of common stock as follow:

•	8,200,000 shares of the Company’s common to management for stock-based compensation of $1,206,412.

•	3,369,922 shares of the Company’s common stock at an average price of $0.11 per share for an aggregate purchase price of $378,603.

•	50,000 shares of the Company’s common stock in payment of debt totaling $60,730.

6. Related Party Transactions

Due to related party

PGRNZ Limited, a management company controlled by the Company’s Chief Executive Officer, and a Company Director, provides management services to the Company for which the Company is charged $75,000(AUD) quarterly, approximately $52,787 (US). During the years ended September 30, 2019 and 2018, the Company incurred charges to operations of $211,149 (US) and $224,878, respectively, with respect to this arrangement. During the year ended September 30, 2019, PGRNZ Limited charged to operations $60,000 (AUD), approximately $42,230 as consulting fees and $119,115 (AUD), approximately $83,836 as of administrative expenses.

During the year ended September 30, 2019, the Company borrowed $312,201 from PGRNZ Limited and repaid $489,863.

The Company’s Chief Executive Officer, and a Company Director, provides office facilities to the Company for which the Company is charged $6,000(AUD) monthly, approximately $4,223 (US). During the years ended September 30, 2019 and 2018, the Company incurred charges to operations of $ 13,232 (US) and $4,791 (US), respectively, with respect to this arrangement.

On September 30, 2019, the Company signed consulting agreement with a consultant company which was affiliated with the Company’s CEO and incurred and paid $10,000 (AUD), approximately $7,038 (US). The Company’s commitment was $150,000 (AUD) fee annual and issuance of 10 million common shares within 60 days of the date of agreement. The Company terminated the agreement on November 11, 2019.

During the year ended September 30, 2019, the Company appointed Frank Herrera as interim Chief Financial Officer. The Company paid $48,415 to F&E Herrera LLC, a Company controlled by Mr. Herrera, with respect to services. Mr. Herrera resigned on September 2019.

During the year ended September 30, 2019, the Company paid a consulting fee of $2,000 to one of the Company’s Director.

As of September 30, 2019 and 2018, due to related parties was $455,577 and $447,764, respectively.

Stock-Based Compensation

During the years ended September 30, 2019 and 2018, stock-based compensation expense relating to directors, officers, affiliates and related parties was $100,200 and $1,206,330, respectively (Note 5).

7. Income Taxes

Graphene & Solar Technologies Limited was formed in 2010. Prior to the acquisition of SQTNZ in July 2017, the Company only had operations in the United States. In July 2017, the Company became the parent of SQTNZ., a wholly owned New Zealand subsidiary, which files tax returns in New Zealand.

The Company provides for income taxes under ASC 740, “Income Taxes.” Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax basis of assets and liabilities and the tax rates in effect when these differences are expected to reverse. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

For the years ended September 30, 2019 and 2018, the local (“United States of America”) and foreign components of loss before income taxes were comprised of the following:

	For the Years Ended
	September 30,
	2019	2018
Tax jurisdiction from:
- Local	$(665,500)	$(1,644,242)
- Foreign	(581,054)	(501,890)
Loss before income taxes	$(1,246,554)	$(2,146,132)

United States of America

Graphene & Solar Technologies Limited is subject to the tax laws of United States of America.

The income tax provision for the years ended September 30, 2019 and 2018, consists of the following:

	For the Years Ended
	September 30,
	2019	2018
Net income (loss)	$(665,500)	$(1,644,242)
Effective tax rate	21%	21%
Income tax expense (benefit)	(139,755)	(345,291)
Less: valuation allowance	139,755	345,291
Income tax expense (benefit)	$-	$-

Net deferred tax assets consist of the following components as of September 30, 2019 and 2018:

	September 30,	September 30,
	2019	2018
Net operating tax carryforwards	$1,655,439	$1,425,213
Valuation allowance	(1,655,439)	(1,425,213)
Net deferred tax asset	$-	$-

On December 22, 2017, the United States enacted the Tax Cuts and Jobs Act (the “Act”) resulting in significant modifications to existing law including lowering the corporate tax rate from 34% to 21%. In addition to applying the new lower corporate tax rate in 2018 and thereafter to any taxable income we may have, the legislation affects the way we can use and carry forward net operating losses previously accumulated and results in a revaluation of deferred tax assets and liabilities recorded on our balance sheet. The Company has completed the accounting for the effects of the Act during the year ended September 30, 2019. Given that current deferred tax assets are offset by a full valuation allowance, these changes will have no impact on the balance sheet.

At September 30, 2019 and 2018, the Company had $7,883,042 and $6,786,730 respectively of the U.S. net operating losses (the “U.S. NOLs”), which begin to expire beginning in 2039. NOLs generated in tax years prior to July 31, 2018, can be carryforward for twenty years, whereas NOLs generated after July 31, 2018 can be carryforward indefinitely

New Zealand

The Company’s subsidiary operating in New Zealand (“NZ”) are subject to the New Zealand Corporate Income Tax at a standard income tax rate range of 28% on the assessable income arising in New Zealand during its tax year. The reconciliation of income tax rate to the effective income tax rate for the years ended September 30, 2019 and 2018 is as follows:

	For the Years Ended
	September 30,
	2019	2018
Net income (loss)	$(581,054)	$(501,890)
Effective tax rate	28%	28%
Income tax expense (benefit)	(162,695)	(140,529)
Less: valuation allowance	162,695	140,529
Income tax expense (benefit)	$-	$-

Net deferred tax assets consist of the following components as of September 30, 2018 and September 30, 2018

	September 30,	September 30,
	2019	2018
Net operating tax carryforwards	$599,053	$250,018
Valuation allowance	(599,053)	(250,018)
Net deferred tax asset	$-	$-

As of September 30, 2019, the operations in New Zealand incurred $1,473,975 of cumulative net operating losses which can be carried forward to offset future taxable income. The Company has provided for a full valuation allowance against the deferred tax assets of $412,713 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

The following table sets forth the significant components of the aggregate deferred tax assets of the Company as of September 30, 2019 and 2018:

	September 30,	September 30,
	2019	2018
Deferred tax assets:
Net operating tax carryforwards:
United States	$1,655,439	$1,425,213
New Zealand	599,053	250,018
Total	2,254,492	1,675,231
Valuation allowance	(2,254,492)	(1,675,231)
Net deferred tax asset	$-	$-

Management believes that it is more likely than not that the deferred tax assets will not be fully realizable in the future. Accordingly, the Company provided for a full valuation allowance against its deferred tax assets of $2,254,492 as of September 30, 2019. In the period, the valuation allowance increased by $579,261, primarily relating to net operating loss carryforwards from the foreign tax regimes.

8. Subsequent Events

On September 30, 2019, the Company signed consulting agreement with a consultant company which was afflicted with the Company’s CEO and paid $10,000 (AUD), approximately $7,038 (US). The Company’s commitment was $150,000 (AUD) fee annual and issuance of 10 million common shares within 60 days of the date of agreement. The company terminated the agreement on November 11, 2019.

Subsequent to September 30, 2019, the Company issued 533,333 shares of common stock.

On January 3, 2020, the Company formed Global Advanced Energies Townsville Australia Limited, a company incorporated in New Zealand, retaining an 80% ownership.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

(a) Effective on January 24, 2019, the independent accountant who was previously engaged as the principal accountant to audit our financial statements, Thayer O’Neal Company, LLC, resigned. This firm audited our financial statements for the fiscal years ended September 30, 2018, 2017, 2016 and 2015. With the exception of the fiscal year ended September 30, 2018 and part of the fiscal year ended September 30, 2017, the financial statements largely reflect the operations of Vanguard. This firm’s report on these financial statements was modified as to uncertainty that we will continue as a going concern; other than this, the accountant’s report on the financial statements for those periods neither contained an adverse opinion or a disclaimer of opinion, nor was qualified or modified as to uncertainty, audit scope, or accounting principles.

During our most recent fiscal year and the subsequent interim period preceding such resignation, there were no disagreements with the former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. In addition, there were no “reportable events” as described in Item 304(a)(1)(v) Regulation S-K that occurred within the company’s most recent fiscal year and the subsequent interim period preceding the former accountant’s resignation.

(b) Effective on January 24, 2019, the firm of Farber Hass Hurley LLP (“Farber”) was engaged to serve as the new principal accountant to audit our financial statements. The decision to retain this accountant was approved by our board of directors. During our two most recent fiscal years, and the subsequent interim period prior to engaging this accountant, neither the company (nor someone on its behalf) consulted the newly engaged accountant regarding any matter. Farber resigned on August 14, 2019. Farber had served as the Company’s independent registered public accounting firm since February 4, 2019, and, as such, did not issue any audit report for any period, including for the fiscal year ended September 30, 2018.

During the period from February 4, 2019 through August 14, 2019, there were no disagreements with Farber on any matter of accounting principles or practices, financial statement disclosure, or auditing scope and procedure, which, if not resolved to Farber’s satisfaction, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its reports on the Company’s financial statements for such period. During the period of engagement, there were no reportable events as that term is defined in Item 304(a)(1)(v) of Regulation S-K, except that Farber stated in its resignation letter that the volume of inconsistent and incomplete information and the lack of support for transactions involving the Company, its subsidiary and affiliate in the quarter ended June 30, 2019 has made it impossible for Farber to conclude its review on the financial results for the quarter ended June 30, 2019.

(c) Effective August 22, 2019, we engaged Heaton & Company, PLLC dba Pinnacle Accounting Group as our new independent registered public accounting firm.

ITEM 9A. CONTROLS AND PROCEDURES.

An evaluation was carried out under the supervision and with the participation of our management, including our Principal Executive [and Financial Officer], of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-K. Disclosure controls and procedures are procedures designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-K, is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and is communicated to our management, including our Principal Executive [and Financial Officer], or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our management concluded that, as of September 30, 2019, our disclosure controls and procedures were not effective.

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

Roger May, our Principal Executive Officer, evaluated the effectiveness of our internal control over financial reporting as of September 30, 2019 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework (1992). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management has been addressing any underlying causes for our weaknesses in internal control which may have occurred as a result of limited resources. The Company has also engaged PubCo Reporting Solutions, Inc. to assist Company management to prepare the Company’s financial statements.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Our officers and directors are listed below. Our directors are generally elected at our annual shareholders’ meeting and hold office until the next annual shareholders’ meeting, or until their successors are elected and qualified. The executive officers are elected by the directors and serve at their discretion. Frank Herrera resigned as chief financial officer on September 16, 2019. Nils Ollquist was terminated as a director effective November 14, 2019 and as chief executive officer on December 14, 2019.

Name	Age	Position

Roger T. May	73	Interim President and Chief Executive Officer; Director

David A.B. Halstead	70	Director

Michael Selsman	80	Director

Roger T. May.

Mr. May was the original founder of our company and has been a director since July 1, 2017. Mr. May assumed the interim positions of President, Chief Executive on November 17, 2019.

Mr. May has extensive international business experience over the last 40 years, resided in the USA for 22 years, returning to Australia in October 2001. He has been founder, chairman and CEO of five publicly listed companies in the USA and Australia. Mr. May has founded several high-tech. communications and mineral resource development companies. He is presently focused on global commercialization of primary component material essential in manufacture of PV solar panels, semi-conductor, and all high-end electronics in the USA and Australia.

David A. B. Halstead.

Mr. Halstead has been a director since July 1, 2017. He has a wide range of corporate, secretarial and trusts experience, in both offshore and onshore companies. In 1973 he became a partner in a local chartered accounting firm and in 1984 a principal in the Hong Kong office of Coopers & Lybrand (now PWC), specializing in international corporate and secretarial services, and offshore tax structures. Upon his return to Auckland, New Zealand in 1994, Mr. Halstead established and operated, several integrated medical centers, a surgical hospital in Auckland and a “state of the art” diagnostic center. He then spent three years working with World Vision fund raising for its micro finance arm “Vision Fund” involved with the capitalization and establishment of Vision Fund Cambodia. Reflecting his interest in health care delivery, in 2003 to this day, Mr. Halstead became, and is a Trustee of the New Zealand based international medical aid charity, Medical Aid Abroad.

Since 2006, Mr. Halstead has acted as a director, company secretary and treasurer for a group of international clients. Contemporaneously he established and operated, until recently, a unique world-first web based joint venture service for the New Zealand Government processing immigration medicals online in a secure platform through a company called NZimed Limited. Mr. Halstead is a director of an immigration sector “lead generation” company, Leadgen Matrix Ltd, Business Epic Ltd, a company focused on assisting baby boomer SME owner operators maximize their business exit strategies and value, and Asia Capital (China) Ltd, a NZ registered Financial Services Provider facilitating investment into Australia and New Zealand. He is a director of several Hong Kong and Singapore companies as well as other Nw Zealand entities.

Mr. Halstead was educated at Kings College, Auckland, the son of a former New Zealand Cabinet Minister and diplomat. He is a graduate of the University of Auckland with a Bachelor of Commerce and further qualifications in accounting and taxation.”

Michael Selsman.

Mr. Selsman has been a director since July 17, 2017. Mr. Selsman, as principal of Public Communications Company, Beverly Hills, California, represents publicly traded companies as a consultant in both public relations and investor relations. He is a director of Gawk, Inc. and is CEO of Archer Entertainment Media Communications, Inc. Mr. Selsman also researches and writes due diligence reports for brokerages, public and private companies (www.publiccommunicationsco.com). He is also a partner in Troika Publishing Media, a digital new media company.

Mr. Selsman has provided investor relations counsel to numerous publicly traded companies. Selsman has served on the boards of a number of major charities and lectured at most of the major universities in the Los Angeles area.

ITEM 11. EXECUTIVE COMPENSATION

The following table summarizes the compensation received by our principal executive and financial officers during the two years ended September 30, 2019. The table does not include Nils Ollquist who was appointed chief executive officer on September 19, 2013 but was terminated effective December 14, 2019.

Name and	Fiscal		Other
Principal Position	Year	Salary (1)	Compensation (2)	Total

Roger May	2019	-	-	-
Chief Executive Officer	2018	-	-	-

Frank Herrera (3)	2019	-	83,500	83,500
Principal	2018	-	-	-
Financial and Accounting Officer

_____________

(1)	The dollar value of base salary (cash and non-cash) earned.
(2)	All other compensation received that could not be properly reported in any other column of the table.
(3)	Mr. Herrera resigned as Chief Financial Officer effective September 16, 2019.

Long-Term Incentive Plans. We do not provide our officers or employees with pension, stock appreciation rights, long-term incentive or other plans.

Employee Pension, Profit Sharing or other Retirement Plans. We do not have a defined benefit, pension plan, profit sharing or other retirement plan, although we may adopt one or more of such plans in the future.

Compensation of Directors During Year Ended September 30, 2019. During the year ended September 30, 2019, we did not compensate our directors for acting as such.

Compensation Committee Interlocks and Insider Participation. During the year ended September 30, 2019, none of our officers was also a member of the compensation committee or a director of another entity, which other entity had one of its executive officers serving as one of our directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table shows the beneficial ownership of our common stock, as of January 13, 2020 (242,803,100 shares issued and outstanding) by (i) each person whom the company knows beneficially owns more than 5% of the outstanding shares of the common stock, (ii) each of the officers, (iii) each of the directors, and (iv) all the officers and directors as a group.

Unless otherwise indicated, each owner has sole voting and investment powers over his shares of common stock. Unless otherwise indicated, beneficial ownership is determined in accordance with the Rule 13d-3 promulgated under the Securities and Exchange Act of 1934, as amended, and includes voting or investment power with respect to shares beneficially owned.

	Number of Shares
	Beneficially		Percentage
Name and Address of Beneficial Owner (1)	Owned		of Class

Phoenix Global Holdings Limited	122,981,762	(2)	50.65%
75 B Molesworth Drive
Mangawhai, 0505 New Zealand

M-Graphite Holdings Limited	29,751,197	(2)	12.25%
75 B Molesworth Drive
Mangawhai, 0505 New Zealand

David A.B. Halstead	500,000		0.21%
75 B Molesworth Drive
Mangawhai 0505 New Zealand

Michael Selsman	500,000		0.21%
433 North Camden Drive, Suite 600
Beverly Hills, California 90212

Roger May	152,732,959		62.90%
88 Lorimer Street
Docklands, Melbourne 3008 Australia

All officers and directors as a group (3 persons)	153,732,959		63.32%

________________

(1)	Neither our officers and directors, nor any company they directly or indirectly control, has entered into any arrangements, agreements (including derivative agreements), or contracts that give or will give anyone else an interest in the company. The directors/officers have not used their shares of the company to secure a loan.

(2)	Roger May may be deemed to be the beneficial owner of the shares held of record by Phoenix Global Holdings Limited and M‑Graphite Holdings Limited as a result of his being the sole shareholder of the entity which is the trustee of Phoenix Global which in turn is the sole shareholder of M-Graphene Holdings.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

(a) None.

(b) The company considers Messrs. Halstead and Selsman to be independent directors as such term is defined by the NASDAQ Rules or Rule 10A-3 of the Exchange Act.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Thayer O’Neal Company, LLC was engaged to audit our financial statements for the year ended September 30, 2018. The following table shows the fees billed to us for the period presented by Thayer O’Neal Company.

Year Ended
September 30, 2018

Audit Fees	$89,995
Audit-Related Fees	$-
Tax Fees	$-

Heaton & Company, PLLC, dba Pinnacle Accounting Group of Utah was engaged to audit our financial statements for the year ended September 30, 2019. The following table shows the fees billed to us for the period presented by Heaton & Company.

Year Ended
September 30, 2019

Audit Fees	$50,000
Audit-Related Fees	$-
Tax Fees	$-

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

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

EXHIBIT INDEX

Number	Description

3.1	Articles of Incorporation, dated June 21, 2010 (incorporated by reference to Exhibit 3.1 of the Form S-1 filed on May 13, 2011).

3.2	Articles of Amendment, dated September 29, 2015 (filed herewith).

3.3	Articles of Amendment, dated July 5, 2017 (incorporated by reference to Exhibit 5.03 of the Form 8-K/A filed on October 4, 2017).

3.4	Articles of Amendment, dated September 18, 2018 (filed herewith).

3.5	Bylaws, dated June 21, 2010 (incorporated by reference to Exhibit 3.2 of the Form S-1 filed on May 13, 2011).

10.1

Asset Acquisition Agreement to Exchange Securities between Vanguard Energy Corporation and Solar Quartz Technologies, Inc., dated June 28, 2017 (incorporated by reference to Exhibit 10 of the Form 8-K/A filed on October 4, 2017).

14	Code of Ethics, dated March 2, 2011 (incorporated by reference to Exhibit 14 of the Form S-1 filed on May 13, 2011).

21	Subsidiaries (incorporated by reference to Form 10-K filed on September 7, 2018).

23.1	Consent of Thayer O Neal Company, LLC

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 21 day of January 2020.

By:	/s/ Roger May
Roger May, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Roger May	Chief Executive Officer and Acting Chief Financial Officer	January 21, 2020
Roger May

/s/ David A.B. Halstead	Director	January 21, 2020
David A.B. Halstead

/s/ Michael Selsman	Director	January 21, 2020
Michael Selsman

