Form 10-Q
period 2019-12-31
Graphene & Solar Technologies Ltd
filed 2020-07-07
CIK 1497649

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2019

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

Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☐  No  ☒

Indicate by check mark whether the registrant has submitted electronically , every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐  No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

As of July 6, 2020, the registrant had 242,803,100 outstanding shares of common stock.

GRAPHENE & SOLAR TECHNOLOGIES LIMITED

FORM 10-Q

GRAPHENE & SOLAR TECHNOLOGIES LIMITED

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2019 (Unaudited)	2019 (Audited)
ASSETS
Current Assets:
Cash and cash equivalents	$39,166	$74,241
Prepaid expenses	12,605	11,684
Other receivables	5,395	5,197
Total Current Assets	57,166	91,122
Other Assets:
Furniture & Equipment, net of depreciation, $4,130 and $51,946	24,696	27,869
Quartz Deposits	29,497	28,415
Total Other Assets	54,193	56,284

Total Assets	$111,359	$147,406

Current Liabilities:
Accounts payable	$449,857	$402,599
Accrued interest & other payables	135,046	110,738
Short term notes payable	60,000	60,000
Due to related parties	486,071	455,577
Convertible notes payable-, net of discount $65,794 and $0	103,173	100,747
Total Current Liabilities	1,234,147	1,129,661

Total Liabilities	$1,234,147	$1,129,661

Stockholders’ Deficit:
Preferred stock, $0.00001 par value; 5,000,000 shares authorized; none issued or outstanding
Common stock, $0.00001 par value; 500,000,000 and 500,000,000 shares authorized; 242,603,100 and 242,449,767 shares issued and outstanding	2,427	2,424
Additional paid-in capital	9,168,358	9,047,139
Accumulated other comprehensive income	79,616	100,717
Accumulated deficit	(10,373,189)	(10,132,535)

Total stockholders’ deficit	(1,122,788)	(982,255)

Total liabilities and stockholders’ deficit	$111,359	$147,406

The accompanying notes are an integral part of these consolidated financial statements.

GRAPHENE & SOLAR TECHNOLOGIES Limited

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ending December 31,
	2019	2018

Revenues	$—	$—

Operating expenses
Professional Services	179,487	100,200
General and administrative	55,851	172,117
Total operating expenses	235,338	272,317

Loss from operations	(235,338)	(272,317)

Other income (expense)
Other income	2,050	1,434
Interest expense	(7,366)	(7,761)

Total other income (expense)	(5,316)	(6,327)

Net Income (Loss)	(240,654)	(278,644)

Other Comprehensive Income	(21,101)	36,894

Net Comprehensive Loss	$(261,755)	$(241,750)

Income (Loss) per share:
Basic and diluted	$(0.00)	$(0.00)

Weighted average shares outstanding	242,567,545	234,301,260

The accompanying notes are an integral part of these consolidated financial statements.

GRAPHENE & SOLAR TECHNOLOGIES LIMITED

(Formerly Solar Quartz Technologies Corporation)

AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

(Unaudited)

Three Months Ended December 31, 2019 and 2018

				Accumulated
	Common Stock		Additional	Other		Total
		Par	Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Value	Capital	Income	Deficit	Deficiency

Balance, September 30, 2019	242,499,767	$2,424	$9,047,139	$100,717	$(10,132,535)	$(982,255)
Shares issued in connection with the sale of common stock	153,333	3	52,999	—	—	53,002
Debt discount			68,220			68,220
Foreign currency translation adjustment	—	—	—	(21,101)	—	(21,101)
Net loss	—	—		—	(240,654)	(240,654)
Balance, December 31, 2019	242,603,100	$2,427	$9,168,358	$79,616	$(10,373,189)	$(1,122,788)

				Accumulated
	Common Stock		Additional	Other		Total
		Par	Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Value	Capital	Income	Deficit	Deficiency
Balance, September 30, 2018	236,046,151	$2,360	$7,972,361	$92,046	$(8,885,981)	$(819,214)
Shares issued in connection with the sale of common stock	2,070,333	21	341,073			341,094
Stock-based compensation expense	600,000	6	100,194			100,200
Foreign currency translation adjustment				36,894		36,894
Net loss					(278,643)	(278,643)
Balance, December 31, 2018	238,716,484	$2,387	$8,393,701	$128,940	$(9,164,624)	$(639,596)

The accompanying notes are an integral part of these consolidated financial statements.

GRAPHENE & SOLAR TECHNOLOGIES Limited

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

For the Three-Month Period Ended December 31, 2019 and 2018

(Unaudited)

	2019	2018
Cash flows from operating activities
Net Income (loss)	$(240,654)	$(278,644)
Adjustments to reconcile net income/(loss) to net cash from operating activities:

Stock-based compensation	—	100,200
Depreciation expense	4,130	4,335
Amortization of discount	2,426	952
Change in operating assets and liabilities:
Accounts payable	59,665	(30,868)
Accrued interest payable	4,943	2,653
Accrued liabilities		4,156
Receivables	(198)
Pre-Payments	(921)
Due to related parties	51,245	(63,837)
Net cash used in operating activities	(119,364)	(261,053)
Cash flows from financing activities

Due to Affiliates	—
Proceeds from issuance of common stock	53,002	345,000
Repayments to related party	(36,933)
Issuance of short term note payable	68,220
Net cash from financing activities	84,289	345,000
Effect of currency translations to cash flow	—	3,180
Net change in cash and cash equivalents	(35,075)	87,127
Beginning of period	74,241	6,704
End of period	$39,166	$93,831

Supplemental cash flow information	Quarter ended December 31,
	2019	2018
Interest paid	$—	$—
Noncash investing and financing activities:
Debt discount	$68,220	$—

The accompanying notes are an integral part of these consolidated financial statements.

GRAPHENE & SOLAR TECHNOLOGIES Limited

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION

These consolidated financial statements of Graphene &Solar Technologies Limited (GSTX or the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). In the opinion of management, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. Certain information, accounting policies and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to Securities and Exchange Commission (SEC) rules and regulations. These financial statements should be read along with Solar Quartz’s audited financial statements as of September 30, 2019.

Going Concern   – The Company has incurred cumulative net losses throughout 2018 and 2019 financial periods and currently in 2020 periods. Accordingly, it requires capital to fund working capital deficits and for future operating activities to take place. The Company’s ability to raise new funds through the future issuances of debt or common stock is unknown. The obtainment of additional financing, the successful development of a plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern.

Future issuances of the Company’s equity or debt securities will be required for the Company to finance operations and continue as a going concern. The financial statements do not include any adjustments that may result from the outcome of these uncertainties.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Principles of Consolidation and Basis of Presentation — The consolidated financial statements include the accounts of Graphene & Solar Technologies Limited and its subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the accounting and disclosure rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). A summary of the significant accounting policies applied in the preparation of the accompanying financial statements can be found in the Company’s Annual Report in form 10-K for the year ended September 30, 2019.

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

Cash and Cash Equivalents-Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments. As of December 31, 2019 and September 30,2018 the Company had $39,166 and $74,241 in cash, respectively, and no cash equivalents.

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

The Company determined our derivative liabilities to be a Level 3 fair value measurement and uses the Binomial pricing model to calculate the fair value. The Binomial model requires six basic data inputs: the exercise or strike price, time to expiration, the risk free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of each convertible note is estimated using the Binomial valuation model.

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

Earnings Per Share - Basic earnings per share have been calculated based upon the weighted-average number of common shares outstanding. Diluted earnings per share were not calculated as such potential shares would be anti-dilutive. Potential shares that could be converted into common shares at December 31, 2019 are approximately 636,364.

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

Mineral Rights- Investment in mineral rights consists of the exclusive mining and development rights for the two high purity quartz silica deposits known as Quartz Hill (represented by mining leases ML 30235, ML 30236 and ML 30237) and White Springs (represented by leases ML 30238 and ML 30239) located in North Queensland, Australia. The investment in mineral rights is carried on the books of the Company at the cost of the lease rights. Mineral rights assets are tested for impairment if facts and circumstances indicate that impairment exists.

NOTE 3 – CONVERTIBLE NOTES PAYABLE

The Company’s indebtedness as of December 31 and September 30, 2019 were as follows:

Description	December 31, 2019	September 30, 2019

Convertible notes	$138,967	$70,747
Notes Payable	$90,000	$90,000

$70,747 of the convertible notes bear interest at 15% and are also due on demand. The principal and accrued interest of these convertible notes can be converted at the discretion of the holders into common shares at $3.31/share.

$68,220  of the convertible notes bear interest at 10% and the principal and accrued interest of these convertible notes can be converted at the discretion of the holders into common shares at 45% discount to the ADR 20 days prior to notification of conversion.The majority shareholder agreed to increase authorized shares if needed in order to settle this debt. This note was discounted for the full amount and the amount of amortization during the period.

The Notes Payable bear interest at 10% and are due on demand .

NOTE 4- RELATED PARTY

PGRNZ Limited, a management company controlled by the Company’s Chief Executive Officer, and a Company Director, provides management services to the Company for which the Company is charged $75,000(AUD) quarterly, approximately $48,000 (US). During the three months ended Dec 31, 2019 and 2018, the Company incurred charges to operations of $51,245 (US) and $63,837(US), respectively, with respect to this arrangement.

As of December 31, 2019 and September 30, 2019, accrued expenses due to related parties was $486,071 and $455,557 respectively.

NOTE 5 – STOCKHOLDERS’ EQUITY

Common shares of 153,333 were issued resulting in an increase to capital stock of $3 and an increase to Additional Paid-in Capital of $52,999. 153,333 shares were issued for proceeds totaling $53,002. The Company has a total of 5,039,210 shares that remain approved, reserved and outstanding and not yet issued by the Transfer Agent at Deecmber 31, 2020.

NOTE 6 – SUBSEQUENT EVENTS

During the quarter ending March 31, 2020 Common shares of 356,467 were approved resulting in an increase to capital stock of $3 and an increase to Additional Paid-in Capital of $15,781.

During the month of June 2020 an additional Common shares of 250,000 were approved at a share price of approximately $0.08. These shares are yet to be issued by the Transfer Agent as at June 30, 2020.

During the month of June 2020 an additional Common shares of 250,000 were approved at a share price of approximately $0.08. These shares are yet to be issued by the Transfer Agent as at June 30, 2020.

On June 1, 2020 one additional Director was approved and appointed by the Board and 8-K and Form 3 filed with the SEC.

On July 1, 2020 two additional Directors were approved for appointment to the Board of Directors.

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

FORWARD LOOKING STATEMENTS

The information contained in this Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve risks and uncertainties, including among other things, statements regarding our capital needs, business strategy and expectations. Any statement which does not contain a historical fact may be deemed to be a forward-looking statement. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology. In evaluating forward looking statements, you should consider various factors outlined in our Form 10-K report for the year ended September 30, 2019, filed with the U.S. Securities Exchange Commission (“SEC”) and, from time to time, in other reports we file with the SEC. These factors may cause our actual results to differ materially from any forward-looking statement. We disclaim any obligation to publicly update these statements or disclose any difference between our actual results and those reflected in these statements.

Overview

In July 2017 we acquired Solar Quartz Technologies Limited, a New Zealand corporation. We are now seeking new financing in the form of equity, debt or a combination thereof to meet development and general operating obligations .. Absent achieving sufficient funds soon, our viability is in doubt. The Company has managed to raise some capital by sale of shares, but as of December 31, 2019, the Company has not been successful in raising sufficient funds; However, work is underway to secure funding, and we believe that funding for the Company is possible in the near future although no assurance can be made as to the amount of funds, if any, or the terms thereof..

Current Business and Operations

On July 2017 we acquired Solar Quartz Technologies Limited, a New Zealand Corporation..

With the acquisition of Solar Quartz Technologies Limited we now own mining exploration and development rights to significant deposits of High Purity Quartz that we have determined in our evaluation of independent reports and considered judgment to have reserves which are adequate to provide the Company with adequate resources for 25-30 years of production. See Item 1 in the FY 2019 10-K Business for greater details.

We are currently actively seeking interim working capital in order to complete mining plans and build a pre-processing plant in Townsville, North Queensland, Australia, build upon our management team and market high purity quartz (HPQS) to established markets with whom our management team have had prior relationships. These organizational efforts will be to secure significant new capital for the acquisition of a site and the building of the pre-processing plant. Upon completion, that plant will enable the Company to upgrade its newly mined HPQS to a higher level of purity that has a significant world-wide demand for use in the production of advanced PV solar Panels and all high-end electronics, lighting, telecom, optic and microelectronics. Failure to secure these financings will have a negative impact on the Company’s ability to continue as a going concern.

Results of Operations

For the fiscal quarters ended December 31, 2018 and December 31, 2019 we generated no revenues, and thus no cost of sales or gross profits.

For the fiscal quarters ended December 31, 2018 and December 31, 2019, we incurred $272,317 and $235,338 respectively in operating expenses.

For the fiscal quarter ended December 31, 2018 we recorded other expenses of $7,761 while in December 31, 2019 we incurred expenses of $7,366 both items are represented by accrued interest on debt. Other income of $2,050 was earned in the fiscal quarter, December 31, 2019 and $1,434 in fiscal quareter, December 31,2018.

For the year quarter December 31, 2018, we reported net loss before taxes of $278,644 while in the fiscal quarter ended December 31, 2019, we reported a net loss before taxes of $240,654. Since there were no tax obligations in either year, net income / loss in each year was the same as that reported before taxes.

For the periods ended September 30, 2019 and December 31, 2019, our cash positions were $74,241 and $39,166 respectively.

As of December 31, 2019, we had total current liabilities of $1,234,147 while as of September 30, 2019, we had total current liabilities of $1,129,661 an increase of about 8%. Accrued interest payable increased from $110,738 to $118,107, all attributable to accruals on the loans and the convertible notes payable.

Liquidity and Capital Resources

As of December 31, 2019, we had $111,359 in total current assets and $1,234,147 in total current liabilities. Accordingly, we had a working capital deficit of $1,128,788.

Operating activities used $235,338 in cash for the quarter ended December 31, 2019, as compared to $272,317 for the quarter ended December 31, 2018.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

(a) We maintain a system of controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (“1934 Act”), is recorded, processed, summarized and reported within time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the 1934 Act is accumulated and communicated to our management, including our Chief Executive and Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of December 31, 2019, our Interim Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Interim Chief Financial Officer concluded that our disclosure controls and procedures were more effective when compared to FY 2019. Checks and balances have been implemented; a system of accounting for expenditures is in place and control of cash has been improved. Subject to available capital, the Company plans to hire a full time Chief Financial Officer which should have the effect of improving our disclosure controls and procedures.

Changes in Internal Control Over Financial Reporting

Improvements in our internal control over financial reporting have been implemented during the period covered by this report.

Management has addressed the underlying causes for our weaknesses in internal control since early FY 2019. Our efforts to raise both debt and equity capital soon will allow us to continue to engagements with recently appointed external independent consultants who have been assisting with the processing of data and drafting financial reports on a timely basis in future reporting periods.

PART II

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Our business is subject to numerous risks and uncertainties including but not limited to those discussed in “Risk Factors” in our annual report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Please see Note 5 to our Financial Statements.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

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

GRAPHENE & SOLAR TECHNOLOGIES LIMITED

Date: July 6, 2020	By:	/s/ David AB Halstead
David AB Halstead
Director and Interim Chief Financial Officer