Form 10-Q
period 2020-03-31
Graphene & Solar Technologies Ltd
filed 2020-07-16
CIK 1497649

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2020

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

Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☐  No  ☒

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐  No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

As of July 16, 2020, the registrant had 243,159,567 outstanding shares of common stock.

GRAPHENE & SOLAR TECHNOLOGIES LIMITED

FORM 10-Q

GRAPHENE & SOLAR TECHNOLOGIES LIMITED

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,
	2020 (Unaudited)	2019
ASSETS
Current Assets:
Cash and cash equivalents	$1,886	$74,241
Prepaid expenses	11,940	11,684
Other receivables	4,755	5,197
Total Current Assets	18,581	91,122
Other Assets:
Furniture & Equipment, net of depreciation, $8,006 and $51,946	18,074	27,869
Quartz Deposits	25,998	28,415
Total Other Assets	44,072	56,284

Total Assets	$62,653	$147,406

Current Liabilities:
Accounts payable	$510,239	$402,599
Accrued interest & other payables	113,698	110,738
Short term notes payable	60,000	60,000
Due to related parties	474,445	455,577
Convertible notes payable-, net of discount $57,301 and $0	111,667	100,747
Total Current Liabilities	1,270,052	1,129,661

Total Liabilities	$1,270,052	$1,129,661

Stockholders’ Deficit:
Preferred stock, $0.00001 par value; 5,000,000 shares authorized; none, issued or outstanding
Common stock, $0.00001 par value; 500,000,000 and 500,000,000 shares authorized; 242,959,567 and 242,449,767 shares issued and outstanding	2,430	2,424
Additional paid-in capital	9,184,139	9,047,139
Accumulated other comprehensive income	156,121	100,717
Accumulated deficit	(10,550,089)	(10,132,535)

Total stockholders’ deficit	(1,207,399)	(982,255)

Total liabilities and stockholders’ deficit	$66,253	$147,406

The accompanying notes are an integral part of these consolidated financial statements.

GRAPHENE & SOLAR TECHNOLOGIES Limited

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ending March 31		Six Months Ending March 31,
	2020	2019	2020	2019
Revenues	$—	$—	$—	$—

Costs and expenses
Professional Services	134,237	—	313,724	100,200
General and administrative	29,559	197,588	85,410	369,222
Total costs and expenses	163,796	197,588	399,134	469,422

Loss from operations	(163,796)	(197,588)	(399,134)	(469,422)

Other income (expense)
Interest income		—		—
Other income	1,975	1,423	4,025	2,857
Interest expense	(15,079)	(42,770)	(22,445)	(50,531)
Total other income (expense)	(13,104)	(41,347)	(18,420)	(47,674)

Net Income (Loss)	$(176,900)	$(238,935)	$(417,554)	$(517,096)

Comprehensive income (Loss)	$76,505	$7,962	$55,404	$29,613

Net Comprehensive Income (Loss)	$(100,395)	$(230,793)	$(362,150)	$(487,483)

Income (Loss) per share:
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding	242,953,034	236,779,715	242,626,956	236,779,715

The accompanying notes are an integral part of these consolidated financial statements.

GRAPHENE & SOLAR TECHNOLOGIES LIMITED

(Formerly Solar Quartz Technologies Corporation)

AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

(Unaudited)

Three and Six Months Ended March 31, 2020 and 2019

				Accumulated
	Common Stock		Additional	Other		Total
		Par	Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Value	Capital	Income	Deficit	Deficiency

Balance, September 30, 2019	242,449,767	2,424	9,047,139	100,717	(10,132,535)	(982,255)
Shares issued in connection with the sale of common stock	153,333	3	52,999	—	—	53,002
Debt discount on Convertible Notes	—	—	68,220	—	—	68,220
Foreign currency translation adjustment	—	—	—	(21,101)	—	(21,101)
Net loss	—	—		—	(240,654)	(240,654)
Balance, December 31, 2019	242,603,100	$2,427	$9,168,358	$79,616	$(10,373,189)	$(1,122,788)
Shares issued in connection with the sale of common stock	356,467	3	15,781	—	—	15,784
Foreign currency translation adjustment	—	—	—	76,505	—	76,505
Net loss	—	—		—	(176,900)	(176,900)
Balance, March 31, 2020	242,959,567	$2,430	$9,184,139	$156,121	$(10,550,089)	$(1,207,399))

	Common Stock		Additional	Other		Total
		Par	Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Value	Capital	Income	Deficit	Deficiency

Balance September 30, 2018	236,046,151	2,360	7,972,361	92,046	(8,885,981)	(819,214)
Shares issued in connection with the sale of common stock	2,070,333	21	341,073			341,094
Stock-based compensation expense	600,000	6	100,194			100,200
Foreign currency translation adjustment				(36,894)		(36,894)
Net Loss					(278,643)	(278,643)
Balance December 31, 2018	238,716,48	$2,387	$8,413,628	$128,940	$(9,164,624)	$(619,669)
Shares issued in connection with the sale of common stock	145,455	2	11,998	—	—	12,000
Foreign currency translation adjustment	—	—	—	(7,281)	—	(7,281)
Net Loss	—	—		—	(230,974)	(230,974)
Balance March 31, 2019	238,861,93	$2,,389	$8,988,309	$121,659	$(9,395,598)	$(845,924)

The accompanying notes are an integral part of these consolidated financial statements

GRAPHENE & SOLAR TECHNOLOGIES Limited

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

For the Six-Month Period Ended March 31, 2020 and 2019

(Unaudited)

	2020	2019
Cash flows from operating activities
Net Income (loss)	$(417,554)	$(517,096)
Adjustments to reconcile net income/(loss) to net cash from operating activities:		(7,480)
Stock-based compensation	—	100,200
Depreciation expense	8,066	8,451
Amortization of discount	10,919	29,571
Change in book value of quartz assets		(1,308)
Change in operating assets and liabilities:
Accounts payable	127,125	(20,107)
Accrued interest payable	11,463	13,527
Accrued liabilities	—
Derivative liability	—	42,747
Change in derivative liability	—	(2,253)
Loss on conversion	—	9,818
Receivables	442
Pre-Payments	(256)	(9,997)
Due to related parties	112,700	40,454
Net cash used in operating activities	(147,095)	(313,383)
Cash flows from financing activities

Due to Affiliates	—	—
Additional paid in capital	68,780	353,094
Proceeds from issuance of common stock	6	—
Repayments to related party	(53,821)	—
Issuance of short term note payable	68,220
Net cash from financing activities	83,185	353,094
Effect of currency translations to cash flow	(8,445)	(29,613)
Net change in cash and cash equivalents	(72,355)	10,098
Beginning of period	74,241	6,704
End of period	$1,886	$16,802

Supplemental cash flow information	Quarter ended March 31,
	2020	2019
Interest paid	$—	$—
Noncash investing and financing activities:
Debt discount on convertible notes	68,220	—
Conversion of loan principal into shares	$—	$12,000

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

Cash and Cash Equivalents-Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments. As of March 31, 2020 and 2019, the Company had $1,886 and $16,802 in cash, respectively, and no cash equivalents.

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

Earnings Per Share - Basic earnings per share have been calculated based upon the weighted-average number of common shares outstanding. Diluted earnings per share were not calculated as such potential shares would be anti-dilutive. Potential shares that could be converted into common shares at March 31, 2020 are approximately 636,364.

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

NOTE 3 – CONVERTIBLE NOTES PAYABLE

The Company’s indebtedness as of March 31,2020 and September 30, 2019 were as follows:

Description	March 31, 2020	September 30, 2019

Convertible notes	$138,967	$70,747
Notes Payable	$90,000	$90,000

$70,747 of the convertible notes bear interest at 15% and are also due on demand. The principal and accrued interest of these convertible notes can be converted at the discretion of the holders into common shares at $3.31/share.

$68,220 of the convertible notes bear interest at 10% and the principal and accrued interest of these convertible notes can be converted at the discretion of the holders into common shares at 45% discount to the ADR 20 days prior to notification of conversion.

The Notes Payable bear interest at 10% and are due on demand. The majority shareholder agreed to increase authorized shares if needed in order to settle this debt. This note was discounted for the full amount and the amount of amortization during the period.

NOTE 4- RELATED PARTY

PGRNZ Limited, a management company controlled by the Company’s Chief Executive Officer, and a Company Director, provides management services to the Company for which the Company is charged $75,000(AUD) quarterly, approximately $50,250 (US). During the three months ended March 31, 2020 and 2019, the Company incurred charges to operations of $16,888 (US) and $63,837(US), respectively, with respect to this arrangement.

As of March 31,2020 and September 30, 2019, accrued expenses due to related parties was $474,445 and $455,557 respectively.

NOTE 5 – STOCKHOLDERS’ EQUITY

Common shares of 356,467 were issued resulting in an increase to capital stock of $3 and an increase to Additional Paid-in Capital of $15,781.

The Company has a total of 5,349,010 shares that remain approved, reserved and outstanding and not yet issued by the Transfer Agent at March 31, 2020

NOTE 6 – SUBSEQUENT EVENTS

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

Overview

In July 2017 we acquired Solar Quartz Technologies Limited, a New Zealand corporation. We are now seeking new financing in the form of equity, debt or a combination thereof to meet development and general operating obligations. Absent achieving sufficient funds soon, our viability is in doubt. The Company has managed to raise some capital by sale of shares, but as of March 31, 2019, the Company has not been successful in raising sufficient funds; However, work is underway to secure funding, and we believe that funding for the Company is possible in the near future although no assurance can be made as to the amount of funds, if any, or the terms thereof.

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

Results of Operations

For the fiscal quarters ended March 31, 2020 and 2019 we generated no revenues, and thus no cost of sales or gross profits.

For the fiscal quarters ended March 31, 2020 and 2019, we incurred $163,796 and $197,558 respectively in operating expenses.

For the fiscal quarter ended March 31, 2020 we recorded other expenses of $13,104 while in March 31, 2019 we incurred expenses of $41,347 both items are represented by accrued interest on debt. Other income of $1,975 was earned in the fiscal quarter, March 31, 2020.

For the year quarter March 31, 2020, we reported net loss before taxes of $100,395 while in the fiscal quarter ended March 31, 2019, we reported a net loss before taxes of $230,793. Since there were no tax obligations in either year, net income / loss in each year was the same as that reported before taxes.

For the periods ended September 30, 2019 and March 31, 2019, our cash positions were $74,241 and $1,886 respectively.

As of March 31, 2020, we had total current liabilities of $1,270,052 while as of September 30, 2019, we had total current liabilities of $1,129,661 an increase of about 12%. Accrued interest payable increased from $110,738 to $113,698 all attributable to accruals on the loans and the convertible notes payable.

Liquidity and Capital Resources

As of March 31, 2020, we had $18,851 in total current assets and $1,270,052 in total current liabilities. Accordingly, we had a working capital deficit of $1,270,399.

Operating activities used $163,796 in cash for the quarter ended March 31, 2020, as compared to $197,588 for the quarter ended March 31, 2019.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

(a) We maintain a system of controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (“1934 Act”), is recorded, processed, summarized and reported within time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the 1934 Act is accumulated and communicated to our management, including our Chief Executive and Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of March 31, 2020, our Interim Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Interim Chief Financial Officer concluded that our disclosure controls and procedures were more effective when compared to FY 2019. Checks and balances have been implemented; a system of accounting for expenditures is in place and control of cash has been improved. Subject to available capital, the Company plans to hire a full time Chief Financial Officer which should have the effect of improving our disclosure controls and procedures.

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

GRAPHENE & SOLAR TECHNOLOGIES LIMITED

Date: July 16, 2020	By:	/s/ David AB Halstead
David AB Halstead
Director and Interim Chief Financial Officer