Form 10-Q
period 2020-06-30
Graphene & Solar Technologies Ltd
filed 2020-09-08
CIK 1497649

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2020

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

As of September 08, 2020, the registrant had 247,248,724 outstanding shares of common stock.

GRAPHENE & SOLAR TECHNOLOGIES LIMITED

FORM 10-Q

GRAPHENE & SOLAR TECHNOLOGIES LIMITED

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
	2020 (Unaudited)	2019
ASSETS
Current Assets:
Cash and cash equivalents	$747	$74,241
Prepaid expenses	—	11,684
Other receivables	12,490	5,197
Total Current Assets	13,237	91,122
Other Assets:
Furniture & Equipment, net of depreciation, $65,179 and $51,946	15,985	27,869
Quartz Deposits	28,895	28,415
Total Other Assets	44,880	56,284

Total Assets	$58,117	$147,406

Current Liabilities:
Accounts payable	$608,838	$402,599
Accrued interest & other payables	127,131	110,738
Short term notes payable	60,000	60,000
Due to related parties	582,011	455,577
Convertible notes payable-, net of discount $48,808 and $0	120,159	100,747
Total Current Liabilities	1,498,139	1,129,661

Total Liabilities	$1,498,139	$1,129,661

Stockholders’ Deficit:
Preferred stock, $0.00001 par value; 5,000,000 shares authorized; none, issued or outstanding
Common stock, $0.00001 par value; 500,000,000 and 500,000,000 shares authorized; 247,248,724 and 242,449,767 shares issued and outstanding	2,463	2,424
Additional paid-in capital	9,501,788	9,047,139
Accumulated other comprehensive income	81,303	100,717
Accumulated deficit	(11,025,576)	(10,132,535)

Total stockholders’ deficit	(1,440,022)	(982,255)

Total liabilities and stockholders’ deficit	$58,117	$147,406

The accompanying notes are an integral part of these consolidated financial statements.

GRAPHENE & SOLAR TECHNOLOGIES Limited

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ending June 30		Nine Months Ending June 30,
	2020	2019	2020	2019
Revenues	$—	$—	$—	$—

Costs and expenses
Professional Services	426,111	—	739,835	100,200
General and administrative	37,999	384,477	123,409	754,182
Total costs and expenses	464,110	384,477	863,244	854,382

Loss from operations	(464,110)	(384,477)	(863,244)	(854,382)

Other income (expense)
Interest income	—	—	—	—
Other income	1,972	—	5,997	—
Foreign currency transaction loss	—	(3,585)	—	(3,585)
Loan repayment penalty	—	(17,860)	—	(17,860)
Loss on conversion of note payable	—	(9,818)	—	(9,818)
Change in the fair value of derivative liability	—	(2,540)	—	(2,540)
Other	—	(5,918)	—	4,901
Interest expense	(13,349)	(20,692)	(35,794)	(71,223)
Total other income (expense)	(11,377)	(60,413)	(29,797)	(100,125)

Net Income (Loss)	$(475,487)	$(444,890)	$(893,041)	$(954,507)

Comprehensive income (Loss)	$(74,818)	$(14,504)	(19,414)	$30,352

Net Comprehensive Income (Loss)	$(550,305)	$(459,394)	$(912,455)	$(924,155)

Income (Loss) per share:
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding	244,152,338	240,230,306	243,135,417	238,799,401

The accompanying notes are an integral part of these consolidated financial statements.

GRAPHENE & SOLAR TECHNOLOGIES LIMITED

(Formerly Solar Quartz Technologies Corporation)

AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

(Unaudited)

Three and Nine Months Ended June 30, 2020 and 2019

				Accumulated
	Common Stock		Additional	Other		Total
		Par	Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Value	Capital	Income	Deficit	Deficiency

Balance, March 31, 2020	242,959,567	$2,430	$9,184,139	$156,121	$(10,550,089)	$(1,207,399)
Shares issued in connection with the sale of common stock	289,156	3	17,679			17,682
Stock-based compensation expense	3,000,000	30	299,970			300,000
Foreign currency translation adjustment				(74,818)		(74,818)
Net loss					(475,487)	(475,487)
Balance, June 30, 2020	246,248,723	$2,463	$9,501,788	$81,303	$(10,935,573)	$(1,440,022)

				Accumulated
	Common Stock		Additional	Other		Total
		Par	Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Value	Capital	Income	Deficit	Deficiency

Balance, September 30, 2019	242,449,767	2,424	9,047,139	100,717	(10,132,535)	(982,255)
Shares issued in connection with the sale of common stock	798,956	9	86,459	—	—	86,468
Stock-based compensation expense	3,000,000	30	299,970			300,000
Debt discount on Convertible Notes	—	—	68,220	—	—	68,220
Foreign currency translation adjustment	—	—	—	(19,414)	—	(19,414)
Net loss	—	—		—	(893,041)	(893,041)
Balance, June 30, 2020	246,248,723	$2,463	$9,501,788	$81,303	$(11,025,576)	$(1,440,022)

	Common Stock		Additional	Other		Total
		Par	Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Value	Capital	Income	Deficit	Deficiency

Balance March 31, 2019	238,861,939	$2,389	$8,425,626	$136,902	$(9,395,598)	$(830,681)
Shares issued in connection with the sale of common stock	3,014,192	30	499,970			500,000
Stock issued in connection with the conversion of note payable	363,636	3	19,997			20,000
Terminal balance of derivative liability			42,716			42,716
Foreign currency translation adjustment				(14,504)		(14,504)
Net Loss	—	—		—	(444,890)	(444,890)
Balance June 30, 2019	242,239,767	$2,422	$8,988,309	$121,659	$(9,840,488)	$(727,359)

	Common Stock		Additional	Other		Total
		Par	Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Value	Capital	Income	Deficit	Deficiency

Balance September 30, 2018	236,046,151	2,360	7,972,361	92,046	(8,885,981)	(819,214)
Shares issued in connection with the sale of common stock	5,084,525	51	844,949			845,000
Stock-based compensation expense	600,000	6	100,194			100,200
Stock issued in connection with the conversion of note payable	509,091	5	41,813			41,818
Terminal balance of derivative liability			28,992			42,716
Foreign currency translation adjustment	—	—	—	30,352	—	30,352
Net Loss	—	—		—	(954,507)	(954,507)
Balance June 30, 2019	242,239,767	$2,422	$8,988,309	$122,398	$(9,840,488)	$(727,359)

The accompanying notes are an integral part of these consolidated financial statements

GRAPHENE & SOLAR TECHNOLOGIES Limited

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

For the Nine-Month Period Ended June 30, 2020 and 2019

(Unaudited)

	2020	2019
Cash flows from operating activities
Net Income (loss)	$(893,041)	$(954,507)
Adjustments to reconcile net income/(loss) to net cash from operating activities:		(11,738)
Stock-based compensation	300,000	100,200
Depreciation expense	11,995	11,738
Amortization of discount	19,411	31,495
Change in book value of quartz assets	—	—
Change in operating assets and liabilities:
Accounts payable	206,230	77,869
Accrued interest payable	16,402	13,464
Accrued liabilities
Derivative liability	—	42,747
Change in derivative liability	—	(2,540)
Loss on conversion		9,818
Receivables	5,197
Pre-Payments	(806)	(13,168)
Other Assets		1,329
Due to related parties	120,845	(116,213)
Net cash used in operating activities	(213,764)	(835,795)
Cash flows from financing activities

Due to Affiliates	—	—
Proceeds from issuance of common stock	86,468	845,000
Principal paid on note payable	—	(31,000)
Issuance of short term note payable	68,220
Net cash from financing activities	154,688	814,000
Effect of currency translations to cash flow	(14,415)	30,352
Net change in cash and cash equivalents	(73,494)	8,557
Beginning of period	74,241	6,704
End of period	$747	$15,261

Supplemental cash flow information	Quarter ended June 30,
	2020	2019
Interest paid	$—	$4,719
Noncash investing and financing activities:
Discount on note payable credited to derivative liability		55,109
Debt discount on convertible notes	68,220	—
Terminal Balance of derivative liability credited to additional paid in capital	—	28,992
Conversion of loan principal into shares	$—	$32,000

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

Going Concern – The Company has incurred cumulative net losses throughout 2019 financial periods and currently in 2020 periods. Accordingly, it requires capital to fund working capital deficits and for future operating activities to take place. The Company’s ability to raise new funds through the future issuances of debt or common stock is unknown. The obtainment of additional financing, the successful development of a plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Cash and Cash Equivalents-Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments. As of June 30 2020 and 2019, the Company had $747 and $15,261 in cash, respectively, and no cash equivalents.

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

NOTE 3 – CONVERTIBLE NOTES PAYABLE

The Company’s indebtedness as of June 30,2020 and September 30, 2019 were as follows:

Description	June 30, 2020	September 30, 2019

Convertible notes	$168,967	$100,747
Notes Payable	$60,000	$60,000

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

The Notes Payable bear interest at 10% and are due on demand.

NOTE 4- RELATED PARTY

PGRNZ Limited, a management company controlled by the Company’s Chief Executive Officer, and a Company Director, provides management services to the Company for which the Company is charged $75,000(AUD) quarterly, approximately $51,225 (US). During the nine months ended June 30, 2020 and 2019, the Company incurred charges to operations of $68,240 (US) and $52,675(US), respectively, with respect to this arrangement.

As of June 30,2020 and September 30, 2019, accrued expenses due to related parties was $582,011 and $455,577 respectively.

NOTE 5 – STOCKHOLDERS’ EQUITY

Common shares of 3,289,156 were issued resulting in an increase to capital stock of $33 and an increase to Additional Paid-in Capital of $317,649.

During the 3 month period ending June 30, 2020 period 289,156 new Common shares were issued for cash proceeds of $17,682.

Also during the 3 month period ending June 30, 2020, the Company issued 3,000,000 shares of the Company’s common stock to consultants. The fair value of the shares, as determined by reference to the closing price of the Company’s common stock, aggregated $300,000 ($0.10 per share).

The Company has a total of 8,638,167 shares that remain approved, reserved and outstanding and not yet issued by the Transfer Agent at June 30, 2020.

NOTE 6 – SUBSEQUENT EVENTS

During the month of July 2020 additional Common shares of 1,000,000 were issued to members of the Board of Directors.

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

Overview

In July 2017 we acquired Solar Quartz Technologies Limited, a New Zealand corporation. We are now seeking new financing in the form of equity, debt or a combination thereof to meet development and general operating obligations. Absent achieving sufficient funds soon, our viability is in doubt. The Company has managed to raise some capital by sale of shares, but as of June, 2020, the Company has not been successful in raising sufficient funds; However, work is underway to secure funding, and we believe that funding for the Company is possible in the near future although no assurance can be made as to the amount of funds, if any, or the terms thereof.

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

Results of Operations

For the fiscal quarters ended June 30, 2020 and 2019 we generated no revenues, and thus no cost of sales or gross profits.

For the fiscal quarters ended June 30, 2020 and 2019, we incurred $464,110 and $384,477 respectively in operating expenses.

For the fiscal quarter ended June 30, 2020 we recorded other expenses of $13,349 while for quarter ended June 30, 2019 we incurred expenses of $20,692 both items are represented by accrued interest on debt. In June quarter 2019 additional expenses of $30,218 were recorded for loss on conversion and early payment penalty on Note payment. Other income of $1,972 was earned in the fiscal quarter, June 30, 2020.

For the year quarter June 30, 2020, we reported net loss before taxes of $475,487 while in the fiscal quarter ended March 31, 2019, we reported a net loss before taxes of $459,394. Since there were no tax obligations in either year, net income / loss in each year was the same as that reported before taxes.

For the periods ended September 30, 2019 and June 30, 2020, our cash positions were $74,241 and $747 respectively.

As of June 30, 2020, we had total current liabilities of $1,498,139 while as of September 30, 2019, we had total current liabilities of $1,129,661 an increase of about 33%. Accrued interest payable increased from $110,738 to $127,131 all attributable to accruals on the loans and the convertible notes payable.

NOTE: We have recorded a total of $228,967 payable as a liability due to loan and note holders. We have been attempting to substantiate notes relating to $160,747 of this total amount. Our efforts to get the debt holders to show further evidence of this debt and communicate with the debtholders thus far have not been effective. These notes were issued and loans recorded by Vanguard Energy prior to the acquisition of Solar Quartz Technologies Ltd in July 2017. However, in accordance with generally accepted accounting principles the liability remains on our balance sheet at this time.

Liquidity and Capital Resources

As of June 30, 2020, we had $58,118 in total assets and $1,498,139 in total current liabilities. Accordingly, we had a working capital deficit of $1,440,022.

NOTE – MINERAL ASSETS While the Company maintains that it has quartz and other mineral assets that exceed the current carrying value on the balance sheet any such additional value would only be recognized upon sale and accordingly in accordance with generally accepted accounting principles the assets in question are carried at lower of cost or market. The Company has asserted that there have been offers and a share exchange that would result in an indicated asset value above the current balance sheet value. No accounting or provision for this possible gain has been reflected in these financial statements.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements.

Critical Accounting Policies and Estimates

For a discussion of our accounting policies and related items, please see the Notes to the Financial Statements, included in Item 1.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Our Principal Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q, have concluded that, based on such evaluation, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, with the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

There were no significant changes to our internal controls over financial reporting that occurred during the three months ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Our business is subject to numerous risks and uncertainties including but not limited to those discussed in “Risk Factors” in our annual report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Please see Note 5 to our Financial Statements.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRAPHENE & SOLAR TECHNOLOGIES LIMITED

Date: September 08, 2020	By:	/s/ David AB Halstead
David AB Halstead
Director and Interim Chief Financial Officer