Form 10-K
period 2020-09-30
Graphene & Solar Technologies Ltd
filed 2021-02-17
CIK 1497649

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2020

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

Title of Each Class. N/A

Trading Symbol. N/A

Name of Each Exchange as which registered. N/A

Securities registered pursuant to Section 12(g) of the Act: None.

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

The aggregate market value of the voting stock held by non-affiliates of the registrant on March 31, 2020 was approximately $7,852,305.

As of February 17, 2021, the registrant had 251,398,723 outstanding shares of common stock.

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

PART I

ITEM 1. BUSINESS

Overview.

Our management has 14 years previous experience in the solar industry, high purity quartz (“HPQ”) processing, and high purity quartz sand (“HPQS”) production and manufacturing industry. HPQS is an essential material for the production of photovoltaic solar panels and the high-end electronics and semiconductor industries. Planning has been completed to commence upon securing additional funding the establishment our new commercial production level factory in Townsville, Queensland, Australia to meet the increasing demand for new high purity quartz sand product. HPQS production worldwide seldom meets demand from the photovoltaic solar panel manufacturing and semi-conductor and high-end electronics industries.

Our technology team and our long-term technology associates have a proven track record of their production capability of commercial quality solar grade and potential semiconductor industry quality and purity products. The executive management team has 11 years’ experience in all facets of the production of specialized HPQ products critical for the high-end solar and electronics components industry.

We have mineral rights to the substantial supply of raw silica/quartz feedstock material through our wholly owned subsidiary, Solar Quartz Technologies Limited, a New Zealand private corporation (“SQTNZ”). This is ultra-high purity quartz deposit at our White Springs deposit (estimated at 1.5 million tons) and is located 170 miles inland from the major Australian shipping port of Townsville in the State of Queensland, Australia. The White Springs material is ideal for processing into HPQS with sufficient reserve to meet 15 to 20 years minimum of HPQS processing into solar crucible and high-end electronics grade high purity quartz sand. In addition, this subsidiary also has mining applications for the nearby Quartz Hill deposit that has an “AusIMM JORC” compliant inferred resource of 14 million tons of HPQ, ideal for processing into solar grade polysilicon metal, as well solar cell wafer production. These estimated tons of quartz available to the company under the right to mine.

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

We are also primarily focused on the early development of new graphene enabled photovoltaic solar modules, including graphene enabled covered thin-film solar panels. In this production initiative, we entered into a non-binding Letter of Intent for a joint venture with NanoGraphene, Inc. (doing business as GrapheneCA), a New York based manufacturer with five years’ experience in the manufacture of pure graphene and of the development of newly evolving graphene enhanced high-tech applications, to jointly develop graphene enhanced solar solutions. Of substantial importance, the principal of GrapheneCA has twelve years of experience in the design, construction and establishment of numerous thin film solar production factories through-out the U.S., Europe and Asia. As of September 30,2020, the joint venture has not been formed nor have there been any operations related to the joint venture.

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

After three years of extensive development planning, the Company’s wholly owned New Zealand subsidiary registered, in September 2019, the business name (only), Global Advanced Energies Townsville (“GAET”). As of September 30, 2020 the New Zealand subsidiary company had not formed an operational subsidiary company under this name, but did extend the business name registration (only) until September 2021. Consequently, the company has no liabilities and no operations attributed under this business name. The company has the future intention to utilize this business name to establish an operational subsidiary company in Australia to undertake evolving alternative energy solutions production. The GAET technology management team plans to develop a multi-production factory hub that will require funding of approximately $200,000,000 over the first 3 years, consisting of the following 5 core initiatives/facilities:

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

The Quartz Hill deposit of 14 million tons of HPQ was previously the target of a joint venture mono-crystalline silicone production factory venture in Townsville, Australia with a leading manufacturer of photovoltaic solar panels (Hanwha QCell). Management believes that the compelling factor driving this initiative was the unusual high purity and extremely low-price HPQ that the company could supply to the project. The Quartz Hill deposit provides attractive opportunities for significant cost savings in the production of solar grade silicon metal for solar cell wafers. Hanwha had previously agreed upon a term sheet to purchase a 50% equity interest in the 14 million ton Quartz Hill HPQ deposit for $250 million. Closing of the transaction did not occur at the time due to Hanwha’s purchase of the majority equity of QCell, the German premier solar panel manufacturer.

We will not be dependent upon third party merchants or agents for the supply of raw feedstock material or the technology required to upgrade and provide value added processing to the quartz feedstock resource. Our management believes that we represent a unique one-stop silica quartz supplier to the solar and semiconductor industry, as well as several other sectors requiring a reliable and consistent quality source of high-purity quartz products.

There are no identified government approvals required for the products or export restrictions for HPQ products. We have previously successfully exported sample volumes of all products without restriction.

Graphene Material.

Graphene, a new material, was discovered in 2004 by two UK based Russian university professors who were awarded the Nobel Prize in 2010 for their discovery. Graphene is a 2D material, (one atom thickness) made from graphite/carbon atoms, and whilst still largely unknown to the world is rapidly becoming a new industrial revolution in its own right with more than 8,800 patent applications for graphene and graphene enabled product applications having been filed recently. We have taken an early-stage leading-edge position in this evolving new technological field of graphene enabling and enhancement, specifically to focus upon development of graphene enabled photovoltaic solar panels. Subject to available capital we plan to work with GrapheneCA and other graphene developers to develop a new range of graphene enhanced thin-film solar module associated applications.

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

Subject to available funding this combination of existing solar industry materials, and silicon combined with graphene will also greatly benefit our company in ultimately achieving our sales revenues and profitability targets for the benefit of our stockholders.

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

Sales and Marketing Plan.

We had substantial pre-existing orders from earlier operations that we were then unable to fulfil because of the lack of adequate volume production facilities. We have continuing enquiries from pre-existing clients and new customers for the immediate supply of high purity quartz sand product as they grow market share in the target high purity and higher value/margin off-take market applications. We believe that our cost-effective and efficient production methods, close proximity to primary offtake markets and major coastal shipping port co-located next to our proposed production facility provide us with significant market advantages over our very few competitors.

High purity products:

☐	Consistent and reliable quality

☐	Abundant prompt supply

☐	Easy accessibility to shipping, and short supply lead times

☐	Regular, consistent and stable reliable supply source.

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

Competitive Advantage.

Covia/Unimin, the largest supplier in HPQS, ships its product from their plant in North Carolina. Their product has significant product cost and supply disadvantages compared to that of our company due to an inferior quality raw quartz feedstock with a low purity feldspar base.

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

The existing supply chains can involve one or more trading companies who distribute raw or partially beneficiated products into or from the value-added processing chain. We will endeavor as our preferred path to retain the downstream process and direct supply of HPQS products at the closest point to end application manufacturers to maximize the supply chain margins. This will involve a direct to end-user sales model. Within some vertically integrated processing corporations (especially in Japan, China, Korea and Taiwan) supply entry as required via their nominated or preferred company affiliates or trading companies. We have assessed the optimum path between direct and indirect distribution based on the downstream end customers on a regional and market segment basis. A blended sales channel will be adopted. The Chinese market will provide a direct end-user sales model and we expect to maintain local sales office presence in China to drive these off-take markets where early contracts will be available to established customers. Our predecessor company previously operated a sales office in Shanghai for six years, then securing approximately $400 million of HPQS sales orders (over 5 Years).

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

We continue to build up our off-take customer database and prioritization of the target customers in solar, semiconductor and LCD substrate/quartz glassware. Additional companies in China and Japan have previously received product samples and are targets for purchase of larger production volumes. Expansion of our Australian production facilities will be essential in progressing the next stages of engagement with these new prospects and existing qualified off take customers. The advent of graphene enabled photovoltaic solar materials and our leading position in this as yet undeveloped market segment will also greatly increase our sales and marketing opportunities.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts, Including Duration.

Generally speaking, in the HPQ industry patent protections are not standard practice and not usually required or implemented. This is mainly because only a handful of producers worldwide have ever been able to produce commercial grade high purity quartz sand suitable for the high-end electronics and global solar industry. Subsequently the entire world production is less than 150,000 tons in 2020. This is due to two factors: While quartz/silica is the most abundant substance on earth, covering 69% of the earths’ surface, HPQ grade is one of the rarest substances on earth with only a handful of known deposits worldwide. Accordingly, as a strategically important mineral, in some countries, as in Brazil, the government has banned the export of HPQ to maintain sufficient quantities for their own use. In addition, as one of our chief scientists confirms that due to the fact that each deposit of HPQ has its own particular chemical composition and chemical construction, and different manifestations of impurities, there is no single formula or application for producing high purity quartz sand. As with most mineral beneficiation projects, the process used is unique to the mineral resource. No such generic process is available. Considering that industry standards demand impurities measured in the ppm (parts per million) range, maintaining this high level of purity is a complex procedure that would not be secured by the filing of definitive patent applications given the variations in the HPQ raw feedstock material.

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

Anticipated Material Acquisition of Plant and Equipment.

Subject to availability of capital, we plan to invest $50 million in plant and equipment for establishing commercial volumes of its HPQ products defined above. The plant and equipment investment will scale product throughput capacity for:

☐	SQ1-SQ5 products to 65,000-250,000+ tonnes per annum;

☐	SQ7 product to 20,000-50,000 tonnes per annum; and

☐	SQ9 product commencement of volume supply to 5000+ tonnes over 3 years.

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

Employees.

Certain members of our management team have been involved in this industry since 2005 and this has resulted in an experienced team of learned employees, advisors and technical experts in various locations and capacities within both Australia, Central Europe, and in the United States. We have an established eight-year relationship with a local contract miner to minimally process and mine raw quartz into feedstock grade product to fuel the factory production for higher purity products. It is planned to increase fulltime and part time employees/contractors from the present levels to a minimum of 30 within the next 12 months, subject to the company securing additional funding.

At the present time we rely upon experienced consultants with whom management has long-term relationships.

Executive Management and Technical Team.

Our executive management and technical team have largely co-worked together since 2005, and especially the last 5 years in Melbourne, Australia, China and the USA with the world’s two leading experts in establishing new refining and processing methods for high-purity silica products. One scientist consultant was directly responsible for the establishment of two of the other three high purity quartz sand factories, and the other scientist was extensively involved in the development of the high purity quartz semiconductor markets, working in the USA and China. They have both co-worked extensively with the company’s technical team in Australia. All of the specialized human resources are available to us. We have secured design and operational assistance commitments with the establishment of the company’s Global Advanced Energies Townsville initiative in Australia from highly experienced China based experts.

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

Rights to Minerals

The sole rights of Company to its HPQ deposits are via five leases governed by the Queensland Department of National Resources, Mines and Energy (“DNRME”), the authorized State Government body under state and Australian federal legislation.

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

Land compensation agreements are in place for all leases. Land compensation fees become payable once leases become operational. Annual total compensation fees for all leases are AU$27,400 per annum, with annual inflation indexed for the duration of the mining lease, which as of September 30, 2020 have not been incurred as these is not yet operational.

The lease Native Title arrangements are automatically required to be renegotiated under a “Right to Negotiate “(RTN) process under the Legislation as result of the leaseholder becoming an affiliate of a public company in 2017. This RTN is being progressed accordingly. However, royalties are yet to be finalized under the RTN Process. Lease initial term is 15 years from commencement of grant and operations. Since no grant has yet to be received and the Company has not commenced operations, the actual term of the lease has not begun to run.

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

As of September 30, 2020 and 2019, the lease is not operational.

ITEM 1.A. RISK FACTORS.

Not applicable.

ITEM 1.B. UNRESOLVED STAFF COMMENTS.

Not Applicable

ITEM 2. PROPERTIES.

We own general office, lab and factory equipment with a net book value of $12,259 and $27,869 as of September 30, 2020 and 2019 respectively, net of depreciation.

We currently maintain a representative office in the Wells Fargo Bank building, 433 North Camden Drive, Suite 600, Beverly Hills, California 90212 (the Company pays monthly rent in the amount of $149 for this office). We also maintain a substantial office at 88 Lorimer Street, Docklands, Melbourne 3008, in the State of Victoria, Australia (the company pays monthly expense for use, equivalent to the amount of AUD$2,200 for this office, which it has occupied for the last six years). These offices are currently adequate for our needs. These are month to month arrangements and therefore scoped out of ASC 842.

Our subsidiary, Solar Quartz Technologies Limited, now renamed Graphene & Solar Technologies Ltd, is the 100% titleholder to the exclusive mining and development rights for the two high purity quartz silica deposits known as Quartz Hill (represented by mining leases ML 30235, ML 30236 and ML 30237) and White Springs (represented by leases ML 30238 and ML 30239) located in North Queensland, Australia. Based on independent expert reports, together they are estimated to contain deposits in excess of 15 million tons of 99.97% pure HPQ which is feedstock that when refined, is in high demand in the marketplace to be used in the production of HPQS. HPQS is a core ingredient in the production in crucibles for the manufacture of photovoltaic solar cells, as well as high-end microchips.

ITEM 3. LEGAL PROCEEDINGS.

Not applicable

ITEM 4. MINE SAFETY DISCLOSURE.

Not applicable

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock at September 30, 2020 trades in the OTC Markets OTC Pink Market under the symbol “GSTX”. Shown below is the range of high and low closing prices for our common stock for the periods indicated. The market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

Quarter Ended	High	Low
September 30, 2018	$0.48	$0.48
December 31, 2018	$0.50	$0.18
March 31, 2019	$2.50	$0.00
June 30, 2019	$0.50	$0.06
September 30, 2019	$0.19	$0.08
December 31, 2019	$0.15	$0.08
March 31, 2020	$0.18	$0.08
June 30, 2020	$0.11	$0.06
September 30, 2020	$0.25	$0.07

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

As of September 30, 2020, we had approximately 347 shareholders of record.

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

Results of Operations.

Years Ended September 30, 2020 and 2019

	Years Ended
	September 30,
	2020	2019	Changes ($)
Operating expenses	$1,045,887	1,148,213	$(102,326)
Other Expense	$57,274	98,341	$(41,067)
Net Income (loss)	$(1,103,161)	$(1,246,554)	$(143,394)

For the years ended September 30, 2020 and 2019, we generated no revenues, and thus no cost of sales or gross profits.

For the years ended September 30, 2020 and 2019, we incurred $1,045,887 and $1,148,213, respectively in operating expenses. The operating expense decreases are due primarily to lower costs of contracting professional services in the development of markets, financing, legal fees, and other general and administrative expenses.

For the years ended September 30, 2020 and 2019, our other income (expenses) consisted of the following:

	Years Ended
	September 30,
	2020	2019	Changes ($)
Other (Income) Expense:
Interest expense	$(36,839)	$(76,135)	$39,293
Rental income	8,146	6,334	1,812
Impairment of assets	(28,581)	—	(28,581)
Promissory note prepayment penalty	—	(17,860)	17,860
Foreign currency transaction gain	—	1,678	(1,678)
Change in fair value of derivative liability	—	(2,540)	2,540
Loss on settlement of convertible note	—	(9,818)	9,818
	$(57,274)	$(98,341)	$(41,067)

For the year ended September 30, 2020, we reported a net loss before taxes of $1,013,161 compared to a net loss before taxes of $1,246,554 for the year ended September 30, 2019. Since there were no tax obligations in either year, net loss in each year was the same as that reported before taxes.

Cash Flows

	Years Ended
	September 30,
	2020	2019	Changes ($)
Cash Flows used in Operating Activities	$(192,122)	(600,797)	$408,675
Cash Flows Provided (Used) by Investing Activities	$—	—	$—
Cash Flows provided by Financing Activities	$167,475	671,338	$(503,863)
Effect of exchange rate in cash	(49,582)	(3,004)	(46,578)
Net Change in Cash During Period	$(74,229)	$67,537	$(141,766)

Cash Flow from Operating Activities

Cash flows used in operating activities was $192,122 in the year ended September 30, 2020, while for the year ended September 30, 2019, the Company used $600,797.

The decrease in the year ended September 30, 2020 was primarily due to an increase in accounts payable and accrued expenses, primarily for legal and consulting expenses and due to related parties.

Cash Flow from Investing Activities

During the years ended September 30, 2020 and 2019, we did not have any investing activities.

Cash Flow from Financing Activities

Cash from financing activities in the year ended September 30, 2020 contributed $167,475, $93,623 from the sales of shares to unaffiliated investors, $68,217 from proceeds of a convertible note payable and $5,632 from proceeds of borrowings. For the year ended September 30, 2019 the cash provided from financing activities was $671,338, $880,000 from sale of shares to unaffiliated investors, $312,201 from a related party and repayment of $489,863 to a related party and $31,000 to a convertible note payable.

Liquidity and Capital Resources.

Years Ended September 30, 2020 and 2019.

	September 30, 2020	September 30, 2019	Changes ($)
Cash	$12	$74,241	$(74,229)
Working capital deficit	$(1,684,534)	$(1,038,539)	$(645,995)
Total assets	$12,271	$147,406	$(135,135)
Total liabilities	$1,684,546	$1,129,661	$554,885
Total stockholders’ deficit	$(1,672,275)	$(982,255)	$690,020

As of September 30, 2020, we had total current liabilities of $1,684,546, while as of September 30, 2019 we had total current liabilities of $1,129,661, an increase of $554,885. The increase in current liabilities was primarily due to an increase in accounts payable and due to related party.

As of September 30, 2020, we had a working capital deficit of $1,684,534 compared to a working capital deficit of $1,038,539 as of September 30, 2019. As of September 30, 2020, we had cash and cash equivalents of $12 and total assets of $12,271 compared to cash and cash equivalents of $74,241 and total assets of $147,406 as of September 30, 2019.

General Discussion.

Whereas management has been successful in the past in raising capital, there are no assurances that these sources of financing will continue to be available to us and/or that demand for our common stock will be sufficient to meet our capital needs, or that financing will be available on terms favorable to us. If funding is insufficient at any time in the future, we may not be able to take advantage of business opportunities or respond to competitive pressures or may be required to reduce the scope of our planned product development and marketing efforts, any of which could have a negative impact on its business and operating results. In addition, insufficient funding may have a material adverse effect on our financial condition, which could require it to:

☐	seek joint venture partners;

☐	monetize its assets;

☐	seek arrangements with strategic partners or other parties that may require the company to relinquish significant rights to products, technologies or markets; or

☐	explore other strategic alternatives including a merger or sale of our company.

☐	Cease current operations

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

Going Concern and Management’s Liquidity Plans.

As reflected in the consolidated financial statements, the Company had an accumulated deficit at September 30 2020, a net loss and net cash used in operating activities for the year then ended and has generated no revenues since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year from the issuance date of the consolidated financial statements.

The ability of the Company to continue its operations is dependent on management’s plans, which include the raising of capital through debt and/or equity markets, with some additional funding from other traditional financing sources, including term notes, until such time that funds provided by operations are sufficient to fund working capital requirements. The Company may need to incur additional liabilities with certain related parties to sustain the Company’s existence. There can be no assurance that the Company will be able to raise any additional capital.

The Company may also require additional funding to finance the growth of our anticipated future operations as well as to achieve its strategic objectives. There can be no assurance that financing will be available in amounts or terms acceptable to the Company, if at all. In that event, the Company would be required to change its growth strategy and seek funding on that basis, if at all.

The Company’s plan regarding these matters is to raise additional debt and/or equity financing to allow the Company the ability to cover its current cash flow requirements and meet its obligations as they become due. There can be no assurances that financing will be available or if available, that such financing will be available under favorable terms. In the event that the Company is unable to generate adequate revenues to cover expenses and cannot obtain additional financing in the near future, the Company may seek protection under bankruptcy laws. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary

The spread of a novel strain of coronavirus (COVID-19) around the world in the first half of 2020 has caused significant volatility in U.S. and international markets. There is significant uncertainty around the breadth and duration of business disruptions relate to COVlD-19, as well as its impact on the U.S. and international economies. The outbreak and any preventative or protective actions that governments or we may take in respect of this COVTD-19 may result in a period of business disruption. Any financial impact cannot be reasonably estimated at this time but may materially affect our future business and financial condition. The extent to which COVID-19 impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the COVID-19 and the actions required to contain the COVID-19 or treat its impact, among others.

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

A summary of the significant accounting policies applied in the preparation of the accompanying financial statements follows:

Stock-Based Compensation – We account for employee and non-employee stock-based compensation using the fair value method. The fair value attributable to stock options is calculated based on the Black-Scholes option pricing model and is amortized to expense over the service period which is equivalent to the time required to vest the stock options.

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

Earnings Per Share – Basic earnings per share have been calculated based upon the weighted-average number of common shares outstanding. Diluted earnings per share have been calculated based upon the weighted-average number of common and potential shares and is not presented when anti-dilutive.

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

The Company’s financial instruments consist of cash, accounts receivable, accounts payable, accrued interest, and due to related parties. The carrying amounts of these financial instruments approximate fair value due to either length of maturity or interest rates that approximate prevailing rates unless otherwise disclosed in these financial statements.

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

The Company determines our derivative liabilities to be a Level 3 fair value measurement and uses the Binomial pricing model to calculate the fair value. There are no derivative liabilities as of September 30, 2020 and 2019. The Binomial model requires six basic data inputs: the exercise or strike price, time to expiration, the risk-free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of each convertible note is estimated using the Binomial valuation model.

Recently Issued Accounting Pronouncements – For discussion of recently issued accounting pronouncements, please see Note 2 to the consolidated financial statements included in this report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders’ of Graphene & Solar Technologies Limited

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Graphene & Solar Technologies Limited and its subsidiary (collectively, the “Company”) as of September 30, 2020 and the related consolidated statements of operations and comprehensive loss, stockholders’ deficit and cash flows for the year then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2020 and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America. The financial statements of Graphene & Solar Technologies Limited as at September 30, 2019 were audited by other auditors, whose report dated January 21, 2020 expressed an unqualified opinion on those statements.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s plans about these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ M&K CPAS. PLLC

We have served as the Company’s auditors since 2020.

Houston, Texas

February 17, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Graphene & Solar Technologies Limited

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Graphene & Solar Technologies Limited (the Company) as of September 30, 2019, and the related consolidated statements of operations and comprehensive loss, stockholders’ deficit, and cash flows for the year then ended (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2019, and the results of its operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Pinnacle Accountancy Group of Utah

(a dba of Heaton & Company, PLLC)

Farmington, Utah

January 21, 2020

GRAPHENE & SOLAR TECHNOLOGIES LIMITED

 CONSOLIDATED BALANCE SHEETS

	September 30,	September 30,
	2020	2019
Assets
Current Assets:
Cash	$12	$74,241
Prepaid expenses	—	11,684
Other receivable	—	5,197
Total Current Assets	12	91,122
Other Assets:
Furniture and equipment, net of depreciation $71,803 and $51,946	12,259	27,869
Mineral rights	—	28,415

Total Assets	$12,271	$147,406

Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts payable and other payable	$653,476	$402,599
Accrued interest payable	132,099	110,738
Due to related party	717,075	455,577
Notes payable – in default	60,000	60,000
Convertible notes payable, net of discount $52,703 and $0, $100,747 in default	116,264	100,747
Other loans	5,632
Total Current Liabilities	1,684,546	1,129,661

Total Liabilities	1,684,546	1,129,661

Stockholders’ Deficit
Preferred stock: 10,000,000 shares authorized; $0.00001 par value; no shares issued and outstanding	—	—
Common stock: 500,000,000 shares authorized; $0.00001 par value; 246,248,723 and 242,449,767 shares issued and outstanding	2,463	2,424
Additional paid-in capital	9,508,943	9,047,139
Accumulated deficit	(11,235,696)	(10,132,535)
Accumulated other comprehensive income	52,015	100,717
Total Stockholders’ Deficit	(1,672,275)	(982,255)
Total Liabilities and Stockholders’ Deficit	$12,271	$147,406

The accompanying notes are an integral part of these consolidated financial statements.

GRAPHENE & SOLAR TECHNOLOGIES LIMITED

 CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Years Ended
	September 30,
	2020	2019

Revenue	$—	$—

Operating Expenses:
Professional fees	881,732	881,104
General and administration	164,155	267,109
Total operating expenses	1,045,887	1,148,213

Operating Loss	(1,045,887)	(1,148,213)

Other Income (Expense):
Interest expense	(36,839)	(76,135)
Rental income	8,146	6,334
Promissory note prepayment penalty	—	(17,860)
Foreign currency transaction gain	—	1,678
Impairment of assets	(28,581)	—
Change in fair value of derivative liability	—	(2,540)
Loss on settlement of convertible note	—	(9,818)
Total Other Expense	(57,274)	(98,341)

Net Loss	$(1,103,161)	$(1,246,554)

Other comprehensive income (loss)
Foreign currency translation adjustment	(48,702)	8,671

Comprehensive Loss	$(1,151,863)	$(1,237,883)

Net Loss available to common shareholders	$(1,151,863)	$(1,246,554)

Basic and diluted loss per common share	$(0.00)	$(0.01)

Weighted average number of common shares outstanding
Basic and diluted	243,913,723	238,985,282

The accompanying notes are an integral part of these consolidated financial statements.

GRAPHENE & SOLAR TECHNOLOGIES LIMITED

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

					Accumulated
	Common Stock		Additional	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Paid-in	Deficit	Income	Deficit
Balance September 30, 2018	236,046,151	$2,360	$7,972,361	$(8,885,981)	$92,046	$(819,214)

Shares issued for cash	5,294,525	53	879,947	—	—	880,000
Stock-based compensation	600,000	6	100,194	—	—	100,200
Shares issued for conversion of note payable	509,091	5	36,988	—	—	36,993
Terminal balance of derivative liability	—	—	57,649	—	—	57,649
Foreign currency translation adjustment	—	—	—	—	8,671	8,671
Net Loss	—	—	—	(1,246,554)	—	(1,246,554
Balance September 30, 2019	242,449,767	$2,424	$9,047,139	$(10,132,535)	$100,717	$(982,255)

Shares issued for cash	798,956	9	93,614			93,623
Stock-based compensation	3,000,000	30	299,970			300,000
Debt discount on convertible notes			68,220			68,220
Terminal balance of derivative liability
Foreign currency translation adjustment					(48,702)	(48,702)
Net Loss				(1,103,161)		(1,103,161)
Balance September 30, 2020	246,248,723	$2,463	$9,508,943	$(11,235,696)	$52,015	$(1,672,275)

The accompanying notes are an integral part of these consolidated financial statements.

GRAPHENE & SOLAR TECHNOLOGIES LIMITED

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	September 30,
	2020		2019

Cash Flows From Operating Activities:
Net loss		$(1,103,161)	$(1,246,554)
Adjustments to reconcile net loss to net cash used in operating activities:
Other comprehensive gain – translation adjustment		—	—
Stock-based compensation		300,000	100,200
Depreciation expenses		16,324	16,879
Amortization of debt discounts		15,517	57,612
Loss on conversion of note payable		—	9,818
Change in fair value of derivative liability		—	2,540
Foreign currency translation gain		—	(1,678)
Impairment of assets		28,581	—
Changes in operating assets and liabilities:
Prepaid expenses		11,684	(11,711)
Other receivable		5,197	(5,419)
Accounts payable		250,877	128,052
Accrued liability			704
Accrued interest payable		21,361	13,613
Due to related party		261,498	335,147
Net Cash Used in Operating Activities		(192,122)	(600,797)

Cash Flows From Financing Activities:
Proceeds from common stock issuances		93,623	880,000
Proceeds from other loans		5,632
Proceeds from related party		—	312,201
Repayment to related party		—	(489,863)
Proceeds from convertible notes payable		68,220	—
Proceeds from short - term loans		—	—
Repayment on convertible notes payable		—	(31,000)
Net Cash Provided by Financing Activities		167,475	671,338

Effect of exchange rate in cash		(49,582)	(3,004)

Net Change in Cash		(74,229)	67,537
Cash at Beginning of Period		74,241	6,704
Cash at End of Period		$12	$74,241

Supplemental Cash Flow Information:
Cash paid for interest		$—	$4,675
Cash paid for taxes		$—	$—

Supplemental disclosure of non-cash financing activity:		—	—
Debt forgiveness from related party		$—	$—
Issuance of shares for debt repayment		$—	$—
Discount on note payable credited to derivative liability		$—	$55,109
Terminal balance of derivative liability credited to additional paid-in capital	$		$57,649
Note payable converted into common stock		$—	$36,993
Debt discount on convertible notes		$68,220	$—

The accompanying notes are an integral part of these consolidated financial statements.

GRAPHENE & SOLAR TECHNOLOGIES LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2020 AND 2019

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

Going Concern

The Company’s consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has not generated any revenues from operations to date and does not expect to do so in the foreseeable future. The Company has a stockholders’ deficit as of September 30, 2020. Furthermore, the Company has experienced recurring operating losses and negative operating cash flows since inception and has financed its working capital requirements during this period primarily through debt financing and the recurring sale of its equity securities.

As a result, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the consolidated financial statements are being issued. In addition, the Company’s independent registered public accounting firm, in their report on the Company’s consolidated financial statements for the year ended September 30, 2020, has also expressed substantial doubt about the Company’s ability to continue as a going concern.

The Company’s plan regarding these matters is to raise additional debt and/or equity financing to allow the Company the ability to cover its current cash flow requirements and meet its obligations as they become due. There can be no assurances that financing will be available or if available, that such financing will be available under favorable terms. In the event that the Company is unable to generate adequate revenues to cover expenses and cannot obtain additional financing in the near future, the Company may seek protection under bankruptcy laws. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary.

The spread of a novel strain of coronavirus (COVID-19) around the world in the first half of 2020 has caused significant volatility in U.S. and international markets. There is significant uncertainty around the breadth and duration of business disruptions relate to COVlD-19, as well as its impact on the U.S. and international economies. The outbreak and any preventative or protective actions that governments or we may take in respect of this COVTD-19 may result in a period of business disruption. Any financial impact cannot be reasonably estimated at this time but may materially affect our future business and financial condition. The extent to which COVID-19 impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the COVID-19 and the actions required to contain the COVID-19 or treat its impact, among others.

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

At September 30, 2020, the Company had cash of $12 available to fund its operations. The Company needs to raise additional capital during the year ending September 30, 2021 to fund its ongoing business activities.

The amount and timing of future cash requirements during the year ended September 30, 2021, will depend on the extent of financing the Company is able to arrange. As market conditions present uncertainty as to the Company’s ability to secure additional funds, there can be no assurances that the Company will be able to secure additional financing on acceptable terms, or at all, as and when necessary to continue to conduct operations. If cash resources are insufficient to satisfy the Company’s ongoing cash requirements, the Company would be required to scale back or discontinue its technology and product development programs, or obtain funds, if available (although there can be no certainty), through the sale of mineral resource assets, through strategic alliances that may require the Company to relinquish rights to certain of its assets, or to discontinue its operations entirely.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the financial statements of Graphene and its wholly-owned subsidiary, Solar Quartz Technologies Ltd. (“SQTNZ”) nka Graphene and Solar Technologies Limited. All significant inter-company balances and transactions within the Company have been eliminated upon consolidation.

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

Cash and Cash Equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments. As of September 30, 2020 and 2019, the Company had $12 and $74,241 in cash, respectively, and no cash equivalents.

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

The Company’s financial instruments consist of cash, accounts receivable, accounts payable, accrued interest, and due to related parties. The carrying amounts of these financial instruments approximate fair value due to either length of maturity or interest rates that approximate prevailing rates unless otherwise disclosed in these financial statements.

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

There was no derivative activity in fiscal 2020. Therefore no derivative liabilities were recorded during the year ended September 30, 2020: Activities for fiscal year 2019 is below:

Fair Value Measurements Using Significant Observable Inputs (Level 3)

Balance - September 30, 2018	—
Addition of new derivatives recognized as debt discounts	55,109
Settled due to conversion of debt	(57,649)
Loss on change in fair value of the derivative	2,540
Balance – September 30, 2019	$—

Addition of new derivatives recognized as debt discounts	—
Settled due to conversion of debt	—
Loss on change in fair value of the derivative	—
Balance – September 30, 2020	$—

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

The Company is subject to U.S. federal income taxes and income taxes of various state tax jurisdictions. As the Company’s net operating losses have yet to be utilized, all previous tax years remain open to examination by Federal authorities and other jurisdictions in which the Company currently operates or has operated in the past. The Company had no unrecognized tax benefits as of September 30, 2020 and does not anticipate any material amount of unrecognized tax benefits within the next 12 months.

The Company accounts for uncertainties in income tax law under a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns as prescribed by GAAP. The tax effects of a position are recognized only if it is “more-likely-than-not” to be sustained by the taxing authority as of the reporting date. If the tax position is not considered “more-likely-than-not” to be sustained, then no benefits of the position are recognized. As of September 30, 2020, the Company had not recorded any liability for uncertain tax positions. In subsequent periods, any interest and penalties related to uncertain tax positions will be recognized as a component of income tax expense.

On December 22, 2017, the Tax Reform Act was signed into law. The Tax Reform Act is effective for tax years beginning on or after January 1, 2018, except for certain provisions, and resulted in significant changes to existing United States tax law, including various provisions that are expected to impact the Company. Among other provisions, the Tax Reform Act reduced the federal corporate tax rate from 35% to 21% effective January 1, 2018. The Company completed the accounting for the effects of the Tax Reform Act during the year ended September 30, 2019. Given that current deferred tax assets are offset by a full valuation allowance, these changes will have no impact on the balance sheet.

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

Due to uncertainty of the realization of being able to utilize the assets the Company determined a full impairment was warranted. An impairment of $28,581 was applied for the year ending September 30, 2020.

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

Stock-Based Compensation

ASC 718, “Compensation - Stock Compensation,” prescribes accounting and reporting standards for all share-based payment transactions in which employee and non-employee services are acquired. Transactions include incurring liabilities, or issuing or offering to issue shares, options and other equity instruments such as employee stock ownership plans and stock appreciation rights. Share-based payments to employees and non-employees, including grants of employee stock options, are recognized as compensation expense in the financial statements based on their fair values on the grant date. That expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

During the year ended September 30, 2020, the Company issued 3,000,000 shares of the Company’s common stock to members of the Board of Directors, employees and consultants. The fair value of the shares, as determined by reference to the closing price of the Company’s common stock on each respective grant date, aggregated $300,000, ($0.10 per share).

During the year ended September 30, 2019, the Company issued 600,000 shares of the Company’s common stock to members of the Board of Directors, employees and consultants. The fair value of the shares, as determined by reference to the closing price of the Company’s common stock on each respective grant date, aggregated $100,200, ($0.17 per share).

Total stock-based compensation expense was $300,000 and $100,200 for the years ended September 30, 2020 and 2019, respectively.

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

The common share equivalents of these securities have not been included in the calculations of loss per share because such inclusions would have an anti-dilutive effect as the Company has incurred losses during the years ended September 30, 2020 and 2019.

For the years ended September 30, 2020 and 2019, respectively, the following common stock equivalents were potentially dilutive.

	Years ended
	September 30,
	2020	2019
	(Shares)	(Shares)
Convertible notes payable	132,609	123,378

Foreign Currency

The accompanying consolidated financial statements are presented in United States dollars (“USD”). The Australian dollar (“AUD”) is the functional currency of Solar Quartz (the operating subsidiary) as it is the currency of Australia, which is the primary economic environment the operating subsidiary operates in and the environment in which the Company primarily utilizes cash.

Assets and liabilities are translated into USD utilizing currency exchange rates as published by WM/Reuters WM/Refinitiv FX Benchmark Rates | Refinitiv. Income and expense items are translated at average exchange rates prevailing during the period. The resulting translation adjustments are recorded as a component of shareholders’ deficiency. Gains and losses from foreign currency transactions are included in earnings in the period of settlement.

	September 30,	September 30,
	2020	2019

Spot AUD: USD exchange rate	$0.7108	$0.6749
Average AUD: USD exchange rate	$0.6789	$0.7038

Related parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operational decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

Recent Accounting Pronouncements

Management does not believe that any recently issued but not yet effective, authoritative guidance, if currently adopted, would have a material impact on the Company’s financial statement presentation or disclosures.

3. Property and Equipment

Property and equipment as of September 30, 2020 and 2019 are summarized as follows:

	September 30,	September 30,
	2020	2019

Laboratory and factory equipment	$44,342	$42,102
Computers	3,481	3,305
Furniture and fixtures	36,239	34,408
	84,062	79,815
Less accumulated depreciation	(71, 803)	(51,946)
Net property and equipment	$12,259	$27,869

Depreciation expense for the years ended September 30, 2020 and 2019 was $16,324 and $16,879, respectively.

4. Convertible Notes Payable

The Company’s material future contractual obligations by fiscal years as of September 30, 2020 and 2019 were as follows:

	September 30, 2020	September 30, 2019
Notes payable	$60,000	$60,000
Convertible notes payable	$168,967	$100,747

Notes Payable and Other Loans

During 2015 and 2016, the Company executed promissory notes payable with six individuals with an aggregate principal balance of $60,000. The notes were due on demand and included interest at 10%. As of September 30, 2020 and 2019, the total promissory notes payable balance was $90,923 and $84,693, including accrued interest of $30,710 and $24,693, respectively. On January 15, 2019, the holder of a note with a principal balance of $10,000 made demand for payment. To date, the note has not been paid.

During the year ended September 30, 2020 a Company Advisor, A. Liang, loaned the Company $5,623. The loan is a demand note at zero interest.

Convertible Notes Payable

On June 29, 2012, the Company issued convertible secured notes payable totaling $8,254,500 to a group of private investors. The notes matured on June 30, 2015. The notes, with interest at 15%, were convertible at the discretion of the holders, into common shares of the Company at the rate of $3.31 per share. Unable to make a required interest payment on March 31, 2014, the notes became due on demand. Effective June 17, 2014, with the noteholder approval, the assets securing the convertible notes were sold with the net proceeds of approximately $5,200,000 being distributed to the noteholders. Noteholders were to receive payment for the remaining balance due on the notes in the form of an exchange for the common stock of the Company at the rate of $3.31 per share. As of September 30, 2020 and 2019, noteholders representing $70,747 in outstanding principal had not requested the exchange of shares of common stock. As of September 30, 2020 and 2019, the exchange obligation payable was $147,673 and $137,032, including accrued interest of $76,926 and $66,285, respectively. As of September 30, 2020 and 2019, the exchange obligation was for 44,614 shares and 41,399 shares of common stock, respectively.

On February 1, 2016, the Company issued convertible secured note payable of $30,000 to an individual. The note was due on January 31, 2017 and included interest at 10%. The note was convertible at discretion of the holder into common shares of the Company at the rate of $0.50 per shares. The Company has not extended the maturity date and the note is in default. As of September 30, 2020 and 2019, the total convertible note payable balance was $43,997 and $40,989, including accrued interest of $13,997 and $10,989, respectively. As of September 30, 2020 and 2019, the exchange obligation was for 87,995 shares and 81,078 shares of common stock, respectively.

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

As of September 30, 2020 and 2019, the convertible note payable to Power Up totaled $0 and $0, net of an unamortized discount of $0 and $0; accrued interest on the convertible note payable totaled $0 and $3,681, respectively.

On December 5, 2019, the Company issued a convertible note payable in the amount of $68,220. The convertible note bear interest at 10% and matures on December 5, 2021 the principal and accrued interest of this convertible note can be converted at the discretion of the holder into common shares at 45% discount to the ADR 20 days prior to notification of conversion. The majority shareholder agreed to increase authorized shares if needed in order to settle this debt. This note was discounted for the full amount and the amount of amortization during the period was $15,517.

5. Stockholders’ Equity

Preferred Stock

The Company has authorized a total of 10,000,000 shares of preferred stock, par value $0.00001 per share. No preferred shares have been designated by the Company as of September 30, 2020 and 2019.

Common Stock

The Company is authorized to issue up to 500,000,000 shares of common stock (par value $0.00001). As of September 30,2020 and 2019, the Company had 246,248,723 shares and 242,449,767 shares of common stock issued and outstanding, respectively.

During the year ended September 30, 2020, the Company issued 3,798,956 shares of common stock as follows:

☐	3,000,000 shares of the Company’s common stock to members of the Board of Directors, employees and consultants valued at $300,000 $0.10 per share based on the closing stock price on the date of grant.

☐	798,956 shares of the Company’s common stock at an average price of $0.117 per share for an aggregate purchase price of $93,623.

During the year ended September 30, 2019, the Company issued 6,403,616 shares of common stock as follows:

☐	600,000 shares of the Company’s common to members of the Board of Directors, employees and consultants valued at $100,200 ($0.17 per share).

☐	5,294,525 shares of the Company’s common at an average price of $0.17 per share for an aggregate purchase price of $880,000.

☐	509,091 shares of the Company’s common for the conversion of debt totaling $36,993.

6. Related Party Transactions

Due to related party

PGRNZ Limited, a management company controlled by the Company’s Chief Executive Officer, and a Company Director, provides management services to the Company for which the Company is charged $75,000(AUD) quarterly, approximately $53,310 (US). During the years ended September 30, 2020 and 2019, the Company incurred charges to operations of $173,341 (US) and $211,149 (US), respectively, with respect to this arrangement. During the year ended September 30, 2020, PGRNZ Limited charged to operations $300,000 (AUD), approximately $213,240 as consulting fees and $94,693 (AUD), approximately $67,308 as of administrative expenses. During the year ended September 30, 2019, PGRNZ Limited charged to operations $60,000 (AUD), approximately $42,230 as consulting fees and $119,115 (AUD), approximately $83,836 of administrative expenses.

During the year ended September 30, 2020, the Company borrowed $291,379 from PGRNZ Limited and repaid $29,881.

The Company’s Chief Executive Officer, and a Company Director, provides office facilities to the Company for which the Company is charged $6,000(AUD) monthly, approximately $4,265 (US). During the years ended September 30, 2020 and 2019, the Company incurred charges to operations of $51,180 (US) and $13,232 (US), respectively, with respect to this arrangement.

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

During the year ended September 30, 2020 the Company Chairman, F.J.Garafalo loaned the company $3,500. The loan is a demand note on zero interest.

As of September 30, 2020 and 2019, due to related parties was $717,075 and $455,577, respectively.

Stock-Based Compensation

During the years ended September 30, 2020 and 2019, stock-based compensation expense relating to directors, officers, affiliates and related parties was $300,000 and $100,200, respectively (Note 5).

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

For the years ended September 30, 2020 and 2019, the local (“United States of America”) and foreign components of loss before income taxes were comprised of the following:

	For the Years Ended
	September 30,
	2020	2019
Tax jurisdiction from:
- Local	$(564,752)	$(665,500)
- Foreign	(538,409)	(581,054)
Loss before income taxes	$(1,103,161)	$(1,246,554)

United States of America

Graphene & Solar Technologies Limited is subject to the tax laws of United States of America.

The income tax provision for the years ended September 30, 2020 and 2019, consists of the following:

	For the Years Ended
	September 30,
	2020	2019
Net income (loss)	$(564,752)	$(665,500)
Effective tax rate	21%	21%
Income tax expense (benefit)	(118,598)	(139,755)
Less: valuation allowance	118,598	139,755
Income tax expense (benefit)	$—	$—

Net deferred tax assets consist of the following components as of September 30, 2020 and 2019:

	September 30,	September 30,
	2020	2019
Net operating tax carryforwards	$1,774,037	$1,655,439
Valuation allowance	(1,774,037)	(1,655,439)
Net deferred tax asset	$—	$—

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

At September 30, 2020 and 2019, the Company had $9,657,079 and $7,883,042 respectively of the U.S. net operating losses (the “U.S. NOLs”), which begin to expire beginning in 2039. NOLs generated in tax years prior to July 31, 2018, can be carryforward for twenty years, whereas NOLs generated after July 31, 2018 can be carryforward indefinitely

New Zealand

The Company’s subsidiary operating in New Zealand (“NZ”) are subject to the New Zealand Corporate Income Tax at a standard income tax rate range of 28% on the assessable income arising in New Zealand during its tax year. The reconciliation of income tax rate to the effective income tax rate for the years ended September 30, 2020 and 2019 is as follows:

	For the Years Ended
	September 30,
	2020	2019
Net income (loss)	$(538,409)	$(581,054)
Effective tax rate	28%	28%
Income tax expense (benefit)	(150,755)	(162,695)
Less: valuation allowance	150,755	162,695
Income tax expense (benefit)	$—	$—

Net deferred tax assets consist of the following components as of September 30, 2020 and September 30, 2019:

	September 30,	September 30,
	2020	2019
Net operating tax carryforwards	$749,808	$599,053
Valuation allowance	(749,808)	(599,053)
Net deferred tax asset	$—	$—

As of September 30, 2020, the operations in New Zealand incurred $2,012,384 of cumulative net operating losses which can be carried forward to offset future taxable income. The Company has provided for a full valuation allowance against the deferred tax assets of $749,808 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

The following table sets forth the significant components of the aggregate deferred tax assets of the Company as of September 30, 2020 and 2019:

	September 30,	September 30,
	2020	2019
Deferred tax assets:
Net operating tax carryforwards:
United States	$1,774,047	$1,655,439
New Zealand	749,808	599,053
Total	2,523,855	2,254,492
Valuation allowance	(2,523,855)	(2,254,492)
Net deferred tax asset	$—	$—

Management believes that it is more likely than not that the deferred tax assets will not be fully realizable in the future. Accordingly, the Company provided for a full valuation allowance against its deferred tax assets of $2,293,546 as of September 30, 2020. In the period, the valuation allowance increased by $269,363, primarily relating to net operating loss carryforwards from the foreign tax regimes.

8. Subsequent Events

Subsequent to September 30, 2020, the Company

a)	issued 5,150,000 shares of common stock, consisting 3,700,000 shares issued in lieu of services rendered and 1,450,000 issued through new stock purchases. All shares were approved by the Board of Directors
b)	concluded two convertible loan note agreements in October 2020 and November 2020 for US$68,000 and US$53,000 respectively. Note terms are 12 months at 10% interest with conversion options after 180 days at discount rate of 39%.

The Company has evaluated events occurring subsequent to September 30, 2020 through to the date these financial statements were issued, and has identified no additional events requiring disclosure.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

(a) Effective on May 6, 2020, the independent accountant who was previously engaged as the principal accountant to audit our financial statements, Pinnacle Accountancy Group of Utah (a dba of Heaton & Company, PLLC) was terminated by the Company. This firm audited our financial statements for the fiscal year ended September 30, 2019. During our most recent fiscal year and the subsequent interim period preceding such resignation, there were no disagreements with the former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. In addition, there were no “reportable events” as described in Item 304(a)(1)(v) Regulation S-K that occurred within the company’s most recent fiscal year and the subsequent interim period preceding the former accountant’s resignation.

(b) Effective on May 7,2020, the firm of M&K CPAS PLLC was engaged to serve as the new principal accountant to audit our financial statements. The decision to retain this accountant was approved by our board of directors. During our two most recent fiscal years, and the subsequent interim period prior to engaging this accountant, neither the company (nor someone on its behalf) consulted the newly engaged accountant regarding any matter.

ITEM 9A. CONTROLS AND PROCEDURES.

An evaluation was carried out under the supervision and with the participation of our management, including our Principal Executive and Interim Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-K. Disclosure controls and procedures are procedures designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-K, is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and is communicated to our management, including our Principal Executive [and Financial Officer], or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our management concluded that, as of September 30, 2020, our disclosure controls and procedures were not effective.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2020, based on the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013 (“COSO”).

As of period covered by this Annual Report on Form 10-K, we have concluded that our internal control over financial reporting was ineffective. The Company’s assessment identified certain material weaknesses which are set forth below:

Functional Controls and Segregation of Duties

Because of the Company’s limited resources, there are limited controls over information processing.

There is an inadequate segregation of duties consistent with control objectives. Our Company’s management is composed of a small number of individuals resulting in a situation where limitations on segregation of duties exist. In order to remedy this situation, we would need to hire additional staff to provide greater segregation of duties. Currently, it is not feasible to hire additional staff to obtain optimal segregation of duties. Management will reassess this matter in the following year to determine whether improvement in segregation of duty is feasible.

Accordingly, as the result of identifying the above material weakness we have concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the Company’s internal controls.

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

Roger May, our Principal Executive Officer, evaluated the effectiveness of our internal control over financial reporting as of September 30, 2020 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework (2013). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management has been addressing any underlying causes for our weaknesses in internal control which may have occurred as a result of limited resources. The Company has also engaged local accountants in Australia to assist Company management to prepare the Company’s financial statements.

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

Name	Age	Position

Roger T. May	75	Chief Executive Officer; Director

David A.B. Halstead	74	Director and Interim CFO

Michael Selsman	81	Director

Frank Garofalo	70	Chairman/Director

Juliana Tan		Director

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

Since 2006, Mr. Halstead has acted as a director, company secretary and treasurer for a group of international clients. Contemporaneously he established and operated, until recently, a unique world-first web based joint venture service for the New Zealand Government processing immigration medicals online in a secure platform through a company called NZimed Limited. Mr. Halstead is a director of an immigration sector “lead generation” company, Leadgen Matrix Ltd, Business Epic Ltd, a company focused on assisting baby boomer SME owner operators maximize their business exit strategies and value, and Asia Capital (China) Ltd, a NZ registered Financial Services Provider facilitating investment into Australia and New Zealand. He is a director of several Hong Kong and Singapore companies as well as other New Zealand entities.

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

Frank Garofalo.

Mr. Garofalo was appointed to the Board of Director as Chairman on June 1, 2020. For more than three decades Mr. Garofalo has been a Management Consultant and Corporate Finance Advisor working on “special assignment” for Chief Executive Officers and Boards of Directors, primarily in technology driven markets. Mr. Garofalo has assisted companies ranging from $10 million to over $10 billion in size, including several major participants in the Electronics and Computer Systems Applications industry across U.S. as well as in Europe. He is an expert in strategic, competitive and market analysis with an emphasis on positioning companies for maximum equity valuation. Mr. Garofalo’s career in professional services includes serving as Senior Vice President in the Investment Banking division of PaineWebber (now UBS) and as Director and Senior Consultant in Arthur D. Little’s Technology consulting practice. While at Arthur D. Little, Mr. Garofalo was the Lead Manager on major studies for Fortune 500 client organizations in product/market forecasting and technology trends assessments, market research, strategic business planning, and evaluations of diversification and acquisition opportunities. As part of PaineWebber / UBS Corporate Finance his assignments have included dozens of corporate development and corporate finance projects including private placements of equity financing, mergers, acquisition, divestitures and the establishment of joint ventures and strategic alliances. Mr. Garofalo has served on several boards, including biotech spin-off company Medi-Pharmaceuticals Inc. before its merger into Galectin Therapeutics, Inc. and the Board of Sigma Labs. Mr. Garofalo is also member of the MIT Venture Mentoring Service. Mr. Garofalo earned a Bachelor of Science degree in Electrical Engineering from MIT, a Master of Science degree in Computer Systems Engineering from the University of Michigan and an MBA from Harvard University.

Juliana Tan.

 Effective July 20 2020, Juliana Tan was elected to the Board of Directors of the Company. Ms. Tan has over twenty years of international experience at senior levels in corporate acquisitions, wealth management, and capital raising. Her areas of expertise include international business development, operations, marketing and sales development, strategic planning, intellectual property, process improvement, manufacturing and financial planning. Ms. Tan recently founded Eligius Lab Pte. Ltd, Singapore which establishes architectures and hardware designs for marketing, commercialization and system integration in healthcare technology projects focused on patient engagement systems. She has also served as Executive Director of CIMA Nanotech and Clearview Technology Group where she was responsible for operations, strategy development and marketing. She has served as Executive Director of Egreen Co. Ltd, Seoul Korea, where she led fundraising activities and established regional business relationships including for Sri Lanka, Indonesia, China, India and Spain. Ms. Tan has served as investment advisor for Colliers International (Singapore, China and Hong Kong), Knight Frank (Singapore, China and Malaysia), Fraser and Company (Singapore and Malaysia), SP Setia Sdn Bhd (Malaysia and Australia), Hartemas Real Estate Sdn Bhd (Malaysia), Ascendants Assets Pte Ltd. (Singapore Tudorville Properties Ltd (UK) and Kingfield’s Solicitors (UK).

ITEM 11. EXECUTIVE COMPENSATION

The following table summarizes the compensation received by our principal executive and financial officers during the two years ended September 30, 2020. The table does not include Nils Ollquist who was appointed chief executive officer on September 19, 2019 but was terminated effective December 14, 2019.

Name and	Fiscal		Other
Principal Position	Year	Salary (1)	Compensation (2)	Total

Roger May	2020	213,240	—	213,240
Chief Executive Officer	2019	—	—	—

Frank Herrera (3)	2020	—	—	—
Principal	2019	—	83,500	83,500
Financial and Accounting Officer

David Halstead (3)	2020	—	—	—
Director	2019	—	—	—
Interim Financial and Accounting Officer

Frank Garofalo	2020	—	—	—
Director (appointed June 1, 2020)	2019	—

Juliana Tan	2020	—	—	—
Director (appointed July 1, 2020)	2019	—

_____________

(1)	The dollar value of base salary (cash and non-cash) earned.
(2)	All other compensation received that could not be properly reported in any other column of the table.
(3)	Mr. Herrera resigned as Chief Financial Officer effective September 16, 2019.

Long-Term Incentive Plans. We do not provide our officers or employees with pension, stock appreciation rights, long-term incentive or other plans.

Employee Pension, Profit Sharing or other Retirement Plans. We do not have a defined benefit, pension plan, profit sharing or other retirement plan, although we may adopt one or more of such plans in the future.

Compensation of Directors During Years Ended September 30, 2020 and 2019. During the years ended September 30, 2020 and 2019, we did not compensate our directors for acting as such.

Compensation Committee Interlocks and Insider Participation. During the years ended September 30, 2020 and 2019, none of our officers was also a member of the compensation committee or a director of another entity, which other entity had one of its executive officers serving as one of our directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table shows the beneficial ownership of our common stock, as of September 30, 2020 (246,248,723 shares issued and outstanding) by (i) each person whom the company knows beneficially owns more than 5% of the outstanding shares of the common stock, (ii) each of the officers, (iii) each of the directors, and (iv) all the officers and directors as a group.

Unless otherwise indicated, each owner has sole voting and investment powers over his shares of common stock. Unless otherwise indicated, beneficial ownership is determined in accordance with the Rule 13d-3 promulgated under the Securities and Exchange Act of 1934, as amended, and includes voting or investment power with respect to shares beneficially owned.

	Number of Shares
	Beneficially		Percentage
Name and Address of Beneficial Owner (1)	Owned		of Class

Phoenix Global Holdings Limited	122,981,762	(2)	49.94%
Level 1, 19 Auburn Street, Grafton,
Auckland, 1021, New Zealand

M-Graphite Holdings Limited	29,751,197	(2)	12.08%
6 Hills View Lane,
Mangawhai, 0505 New Zealand

Pegasus Resources Limited	3,500,000	(2)	1.42%
Level 1, 19 Auburn Street, Grafton,
Auckland, 1021, New Zealand

NZ Macro Limited	500,000	(3)	0.20%
6 Hills View Lane,
Mangawhai, 0505 New Zealand

Michael Selsman	500,000		0.20%
433 North Camden Drive, Suite 600
Beverly Hills, California 90212

Roger May	156,232,959		63.45%
88 Lorimer Street
Docklands, Melbourne 3008 Australia

David A.B. Halstead	500,000	(3)	0.20%
6 Hills View Lane,
Mangawhai, 0505 New Zealand

All officers and directors as a group (3 persons)	157,232,959		63.85%

________________

(1)	Neither our officers and directors, nor any company they directly or indirectly control, has entered into any arrangements, agreements (including derivative agreements), or contracts that give or will give anyone else an interest in the company. The directors/officers have not used their shares of the company to secure a loan.
(2)	Roger May may be deemed to be the beneficial owner of the shares held of record by Phoenix Global Holdings Limited, Pegasus resources Limited and M-Graphite Holdings Limited as a result of his being the sole shareholder of the entity which is the trustee of Phoenix Global which in turn is the sole shareholder of M-Graphene Holdings and Pegasus Resources Limited
(3)	David Halstead may be deemed to be the beneficial owner of the shares held of record by NZ Macro Limited as a result of his being the sole Director of the entity.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

(a) None.

(b) The company considers Messrs. Halstead, Garofalo and Selsman and Ms Juliana Tan to be independent directors as such term is defined by the NASDAQ Rules or Rule 10A-3 of the Exchange Act.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

M&K CPAS PLLC of Houston was engaged to audit our financial statements for the year ended September 30, 2020. The following table shows the fees billed to us for the period presented by M&K CPAS PLLC and Pinnacle Accounting Group of Utah.

	Year Ended	Year Ended
	September 30, 2020	September 30, 2019

Audit Fees	$31,000	$40,000
Audit-Related Fees	$—	$—
Tax Fees	$—	$—

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

EXHIBIT INDEX

Number	Description

3.1	Articles of Incorporation, dated June 21, 2010 (incorporated by reference to Exhibit 3.1 of the Form S-1 filed on May 13, 2011).

3.2	Articles of Amendment, dated September 29, 2015 (filed herewith).

3.3	Articles of Amendment, dated July 5, 2017 (incorporated by reference to Exhibit 5.03 of the Form 8-K/A filed on October 4, 2017).

3.4	Articles of Amendment, dated September 18, 2018 (filed herewith).

3.5	Bylaws, dated June 21, 2010 (incorporated by reference to Exhibit 3.2 of the Form S-1 filed on May 13, 2011).

10.1	Asset Acquisition Agreement to Exchange Securities between Vanguard Energy Corporation and Solar Quartz Technologies, Inc., dated June 28, 2017 (incorporated by reference to Exhibit 10 of the Form 8-K/A filed on October 4, 2017).

14	.Code of Ethics, dated March 2, 2011 (incorporated by reference to Exhibit 14 of the Form S-1 filed on May 13, 2011).

21	Subsidiaries (incorporated by reference to Form 10-K filed on September 7, 2018).

23.1	Consent of Heaton and Company, PLLC

31	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 17th day of February 2021.

By:	/s/ Roger May
Roger May, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Roger May	Chief Executive Officer	February 17, 2021
Roger May

/s/ David A.B. Halstead	Director & Interim CFO	February 17, 2021
David A.B. Halstead

/s/ Frank Garofalo	Director & Chairman	February 17, 2021
Frank Garofalo

/s/ Juliana Tan	Director	February 17, 2021
Juliana Tan

/s/ Michael Selsman	Director	February 17, 2021
Michael Selsman