Form 10-Q
period 2020-12-31
Graphene & Solar Technologies Ltd
filed 2021-03-23
CIK 1497649

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2020

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

As of March 23, 2021, the registrant had 254,487,319 outstanding shares of common stock.

GRAPHENE & SOLAR TECHNOLOGIES LIMITED

FORM 10-Q

GRAPHENE & SOLAR TECHNOLOGIES LIMITED

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 31,	September 30,
	2020	2020
Assets
Current Assets:
Cash	$3,266	$12
Prepaid expenses	13,247	—
Other receivable	—	—
Total Current Assets	16,513	12
Other Assets:
Furniture and equipment, net of depreciation $75,434 and $71,803	8,628	12,259
Mineral rights	—	—

Total Assets	$25,141	$12,271

Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts payable and other payable	$763,481	$653,476
Accrued interest payable	141,283	132,099
Due to related party	722,520	717,075
Notes payable – in default	60,000	60,000
Convertible notes payable, net of discount $53,552 and $52,703, $100,747 in default	236,405	116,264
Other loans	5,811	5,632
Total Current Liabilities	1,929,500	1,684,546

Total Liabilities	1,929,500	1,684,546

Stockholders’ Deficit
Preferred stock: 10,000,000 shares authorized; $0.00001 par value; no shares issued and outstanding
Common stock: 500,000,000 shares authorized; $0.00001 par value; 250,798,723 and 246,248,723 shares issued and outstanding	2,509	2,463
Additional paid-in capital	9,998,635	9,508,943
Accumulated deficit	(11,874,881)	(11,235,696)
Accumulated other comprehensive income	(30,622)	52,015
Total Stockholders’ Deficit	(1,904,359)	(1,672,275)
Total Liabilities and Stockholders’ Deficit	$25,141	$12,271

The accompanying notes are an integral part of these consolidated financial statements.

GRAPHENE & SOLAR TECHNOLOGIES Limited

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ending December 31,
	2020	2019

Revenues	$—	$—

Operating expenses
Professional Services	584,551	179,487
General and administrative	42,549	55,851
Total operating expenses	627,100	235,338

Loss from operations	(627,100)	(235,338)

Other income (expense)
Other income	2,191	2,050
Interest expense	(14,276)	(7,366)

Total other income (expense)	(12,085)	(5,316)

Net Income (Loss)	(639,185)	(240,654)

Other Comprehensive Income	(82,637)	(21,101)

Net Comprehensive Loss	$(721,822)	$(261,755)

Income (Loss) per share:
Basic and diluted	$(0.00)	$(0.00)

Weighted average shares outstanding	249,682,962	242,567,545

The accompanying notes are an integral part of these consolidated financial statements.

GRAPHENE & SOLAR TECHNOLOGIES LIMITED

(Formerly Solar Quartz Technologies Corporation)

AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

(Unaudited)

Three Months Ended December 31, 2020 and 2019

				Accumulated
	Common Stock		Additional	Other		Total
		Par	Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Value	Capital	Income	Deficit	Deficiency
Balance, September 30, 2020	246,248,723	2,463	9,508,943	52,015	(11,235,696)	(1,672,275)
Shares issued in connection with the sale of common stock	1,450,000	15	84,723	—	—	84,738
Stock-based compensation expense	3,100,000	31	404,969	—	—	405,000
Foreign currency translation adjustment	—	—	—	(82,637)	—	(82,637)
Net loss	—	—	—	—	(639,185)	(639,185)
Balance, December 31, 2020	250,798,723	2,509	9,998,635	(30,622)	(11,874,881)	(1,904,359)

		Par	Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Value	Capital	Income	Deficit	Deficiency

Balance, September 30, 2019	242,499,767	$2,424	$9,047,139	$100,717	$(10,132,535)	$(982,255)
Shares issued in connection with the sale of common stock	153,333	3	52,999	—	—	53,002
Debt discount			68,220			68,220
Foreign currency translation adjustment	—	—	—	(21,101)	—	(21,101)
Net loss	—	—		—	(240,654)	(240,654)
Balance, December 31, 2019	242,603,100	$2,427	$9,168,358	$79,616	$(10,373,189)	$(1,122,788)

The accompanying notes are an integral part of these consolidated financial statements.

GRAPHENE & SOLAR TECHNOLOGIES Limited

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

For the Three-Month Period Ended December 31, 2020 and 2019

(Unaudited)

	2020	2019
Cash flows from operating activities
Net Income (loss)	$(639,185)	$(240,654)
Adjustments to reconcile net income/(loss) to net cash from operating activities:	—	—

Stock-based compensation	405,000	—
Depreciation expense	4,415	4,130
Amortization of discount	5,151	2,426
Change in operating assets and liabilities:
Accounts payable	110,005	59,665
Accrued interest payable	9,184	4,943
Accrued liabilities		—
Receivables		(198)
Pre-Payments	(13,247)	(921)
Due to related parties	5,445	51,245
Net cash used in operating activities	(113,232)	(119,364)
Cash flows from financing activities

Due to Affiliates	—	—
Proceeds from issuance of common stock	84,738	53,002
Repayments to related party	—	(36,933)
Issuance of short term note payable, net of OID	114,990	68,220
Net cash from financing activities	199,728	84,289
Effect of currency translations to cash flow	(83,242)	—
Net change in cash and cash equivalents	3,254	(35,075)
Beginning of period	12	74,241
End of period	$3,266	$39,166

Supplemental cash flow information	Quarter ended December 31,
	2020	2019
Interest paid	$—	$—
Taxes	—	—
Noncash investing and financing activities:
Debt discount	$68,220	$68,220

The accompanying notes are an integral part of these consolidated financial statements.

GRAPHENE & SOLAR TECHNOLOGIES Limited

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION

These consolidated financial statements of Graphene &Solar Technologies Limited (GSTX or the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). In the opinion of management, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. Certain information, accounting policies and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to Securities and Exchange Commission (SEC) rules and regulations. These financial statements should be read along with Solar Quartz’s audited financial statements as of September 30, 2020.

Going Concern – The Company has incurred cumulative net losses since inception of $11,874,881 at December 31, 2020. Accordingly, it requires capital to fund working capital deficits and for future operating activities to take place. The Company’s ability to raise new funds through the future issuances of debt or common stock is unknown. The obtainment of additional financing, the successful development of a plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability of the Company to continue its operations is dependent on management’s plans, which include the raising of capital through debt and/or equity markets, with some additional funding from other traditional financing sources, including term notes, until such time that funds provided by operations are sufficient to fund working capital requirements. The Company may need to incur additional liabilities with certain related parties to sustain the Company’s existence. There can be no assurance that the Company will be able to raise any additional capital and therefore raise doubt about the Company’s ability to continue as a going concern.

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

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the accounting and disclosure rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). A summary of the significant accounting policies applied in the preparation of the accompanying financial statements can be found in the Company’s Annual Report in form 10-K for the year ended September 30, 2020.

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

Cash and Cash Equivalents-Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments. As of December 31, 2020 and December 31, 2019 the Company had $3,266 and $39,166 in cash, respectively and no cash equivalents.

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

There was no derivative activity in fiscal quarter ending December 31, 2020. Therefore, no derivative liabilities were recorded during the quarter ended December 31, 2020.

Stock-Based Compensation -ASC 718, “Compensation - Stock Compensation,” prescribes accounting and reporting standards for all share-based payment transactions in which employee and non-employee services are acquired. Transactions include incurring liabilities, or issuing or offering to issue shares, options and other equity instruments such as employee stock ownership plans and stock appreciation rights. Share-based payments to employees and non-employees, including grants of employee stock options, are recognized as compensation expense in the financial statements based on their fair values on the grant date. That expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

During the quarter ended December 31, 2020, the Company issued 3,100,000 shares of the Company’s common stock to members of the Board of Directors, employees and consultants. The fair value of the shares, as determined by reference market price of the Company’s common stock on each grant date, aggregated $405,000.

During the quarter ended December 31, 2019, the Company issued no shares of the Company’s common stock to members of the Board of Directors, employees and consultants.

Total stock-based compensation expense was $405,000 and $0 for the quarters ended December 31, 2020 and 2019, respectively.

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

NOTE 3 – NOTES PAYABLE

The Company’s indebtedness as of December 31 and September 30, 2020 were as follows:

Description	December 31, 2020	September 30, 2020

Convertible notes	$289,967	$168,967
Notes Payable	$60,000	$60,000
Other loan	$5,811	$5,632

Notes Payable and Other Loans

During 2015 and 2016, the Company executed promissory notes payable with six individuals with an aggregate principal balance of $60,000. The notes were due on demand and included interest at 10%. As of December 30, 2020 and September 30, 2020, the total promissory notes payable balance was $92,222 and $90,710 including accrued interest of $32,222 and $30,710, respectively. On January 15, 2019, the holder of a note with a principal balance of $10,000 made demand for payment. To date, the note has not been paid.

During the year ended September 30, 2020 a Company Advisor, loaned the Company $5,811. The loan is a demand note at zero interest.

Convertible Notes Payable

As of December 31, 2020 and September 30, 2020, noteholders representing $70,747 in outstanding principal had not requested the exchange of shares of common stock. As of December 31, 2020 and September 30, 2020, the exchange obligation payable was $150,348 and $147,673 including accrued interest of $79,601 and $76,926, respectively. As of December 31, 2020 and September 30, 2020, the exchange obligation was for 45,442 shares and 44,614 shares of common stock, respectively.

On February 1, 2016, the Company issued convertible secured note payable of $30,000 to an individual. The note was due on January 31, 2017 and included interest at 10%. The note was convertible at discretion of the holder into common shares of the Company at the rate of $0.50 per shares. The Company has not extended the maturity date and the note is in default. As of December 31, 2020 and September 30, 2020, the total convertible note payable balance was $44,753 and $43,997, including accrued interest of $14,753 and $13,997 respectively. As of December 31, 2020 and 2019, the exchange obligation was for 89,470 shares and 87,994 shares of common stock, respectively.

On December 5, 2019, the Company issued a convertible note payable in the amount of $68,220. The convertible note bear interest at 10% and matures on December 5, 2021 the principal and accrued interest of this convertible note can be converted at the discretion of the holder into common shares at 45% discount to the ADR 20 days prior to notification of conversion. The majority shareholder agreed to increase authorized shares if needed in order to settle this debt. This note was discounted for the full amount and the amount of amortization during the period was $5,151.

On October 2, 2020, the Company closed a Securities Purchase Agreement with Geneva Roth Remark Holdings Inc (“GRRH”). In connection therewith, the Company issued GRRH a convertible note payable in the amount of $68,000. The note, including interest at 10%, matures on September 24, 2020. After 180 days, the note is convertible at a conversion price which is at 39% discount to the lowest trading price during the previous twenty trading days prior to the date of a conversion notice. As the conversion date had not become effective as of December 31, 2020 no derivative liability was recorded. The note contained an original issue discount of $3,000. There was no amortization expense recognized during the period.

On November 11, 2020, the Company closed a Securities Purchase Agreement with Geneva Roth Remark Holdings Inc (“GRRH”). In connection therewith, the Company issued GRRH a convertible note payable in the amount of $53,000. The note, including interest at 10%, matures on November 11, 2020. After 180 days, the note is convertible at a conversion price which is at 39% discount to the lowest trading price during the previous twenty trading days prior to the date of a conversion notice. As the conversion date had not become effective as of December 31, 2020 no derivative liability was recorded. The note contained an original issue discount of $3,000. There was no amortization expense recognized during the period.

NOTE 4- RELATED PARTY

PGRNZ Limited, a management company controlled by the Company’s Chief Executive Officer, and a Company Director, provides management services to the Company for which the Company is charged $75,000(AUD) quarterly, approximately $50,914 (US). During the three months ended Dec 31, 2020 and 2019, the Company incurred charges to operations of $50,914 (US) and $51,245(US), respectively, with respect to this arrangement.

As of December 31, 2020 and September 30, 2020, accrued expenses due to PGRNZ and other related parties was $722,520 and $717,075 respectively.

NOTE 5 – STOCKHOLDERS’ EQUITY

Common shares were issued resulting in an increase to capital stock of $46 and an increase to Additional Paid-in Capital of $489,692. 1,450,000 shares were issued for proceeds totaling $84,738. The Company issued 3,100,000 shares of the Company’s common stock to members of the Board of Directors, employees and consultants for services rendered totaling $405,000 based on the closing market price on the date of grant. The Company has a total of 5,778,367 shares that remain approved, reserved and outstanding and not yet issued by the Transfer Agent at December 31, 2020.

NOTE 6 – SUBSEQUENT EVENTS

During the quarter (ending March 31, 2021) Common shares of 3,688,596 have been approved in lieu of services rendered by advisors and consultants to the Company.

The Company has evaluated events occurring subsequent to September 30, 2020 through to the date these financial statements were issued and has identified no additional events requiring disclosure.

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

FORWARD LOOKING STATEMENTS

The information contained in this Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve risks and uncertainties, including among other things, statements regarding our capital needs, business strategy and expectations. Any statement which does not contain a historical fact may be deemed to be a forward-looking statement. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology. In evaluating forward looking statements, you should consider various factors outlined in our Form 10-K report for the year ended September 30, 2020, filed with the U.S. Securities Exchange Commission (“SEC”) and, from time to time, in other reports we file with the SEC. These factors may cause our actual results to differ materially from any forward-looking statement. We disclaim any obligation to publicly update these statements or disclose any difference between our actual results and those reflected in these statements.

Overview

In July 2017 we acquired Solar Quartz Technologies Limited, a New Zealand corporation. We are now seeking new financing in the form of equity, debt or a combination thereof to meet development and general operating obligations. In the absence of achieving sufficient funds soon, our viability will be in doubt. Having said that, the Company has managed to raise some capital by sale of shares, but as of December 31, 2020, it has not been successful in raising sufficient funds; However, work is underway to secure funding, and we believe that funding for the Company is possible in the near future although no assurance can be made as to the amount of funds, if any, or the terms thereof.

Current Business and Operations

With the acquisition of Solar Quartz Technologies Limited we owned mining exploration and development rights to significant deposits of High Purity Quartz that we have determined in our evaluation of independent reports and considered judgment to have reserves which are adequate to provide the Company with adequate resources for 25-30 years of production. See Item 1 in the FY 2020 10-K Business for further details.

However, in November 2020 the Queensland Department of Natural Resources Mines and Energy, DNRME, questioned the validity of the mining leases which had been originally filed by the Company in 2011 and held in good standing since. In December 2020, the Company engaged legal assistance to protect these interests of the Company.

During January and February2021 Australian based lawyers continued preparation of evidence to address the dispute with the Queensland Department Natural Resources, Mines and Energy in respect of the mining leases held by the wholly owned subsidiary company Graphene & Solar Technologies Limited (New Zealand).

The Company is actively seeking interim working capital in order to complete mining plans and build a pre-processing plant in Townsville, North Queensland, Australia, build upon our management team and market high purity quartz (HPQS) to established markets with whom our management team have had prior relationships. These organizational efforts will be to secure significant new capital for the acquisition of a site and the building of the pre-processing plant. Upon completion, that plant will enable the Company to upgrade its newly mined HPQS to its crushed grades and higher purity level sand and powder products that have significant world-wide demand for use in the production of advanced PV solar Panels and all high-end electronics, lighting, telecom, optic and microelectronics. Failure to secure these financings will have potential impact on the Company’s ability to continue as a going concern.

Results of Operations

For the fiscal quarters ended December 31, 2020 and December 31, 2019 we generated no revenues, and thus no cost of sales or gross profits.

For the fiscal quarters ended December 31, 2020 and December 31, 2019, we incurred $627,100 and $235,338, respectively, in operating expenses.

For the fiscal quarter ended December 31, 2020 we recorded other expenses of $14,276 while in December 31, 2019 we incurred expenses of $7,366 both items are represented by accrued interest on debt. Other income of $2,191 was earned in the fiscal quarter, December 31, 2020 and $2,050 in fiscal quarter, December 31, 2019.

For the fiscal quarter ended December 31, 2020, we reported net loss of $639,185 while in the fiscal quarter ended December 31, 2019, we reported a net loss before taxes of $240,654.

For the periods ended December 31, 2020 and September 30, 2020, our cash positions were $3,266 and $12 respectively.

As of December 31, 2020, we had total current liabilities of $1,929,500 while as of September 30, 2020, we had total current liabilities of $1,684,546 an increase of about 14%. Accrued interest payable increased from $132,099 to $141,283 on notes and other loans payable that increased from $181,896 to $302,216 and other accounts payable and related party debt that increased from $1,370,551 to $1,486,001 during the period.

Liquidity and Capital Resources

As of December 31, 2020, we had $25,141 in total assets and $1,929,500 in total liabilities. Accordingly, we had a working capital deficit of $1,904,359.

Operating activities used $113,232 for the quarter ended December 31, 2020, as compared to $119,364 for the quarter ended December 31, 2019.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of our management, including our Principal Executive and Interim Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q. Disclosure controls and procedures are procedures designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-Q, is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and is communicated to our management, including our Principal Executive [and Financial Officer], or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our management concluded that, as of December 31, 2020, our disclosure controls and procedures were not effective.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2020, based on the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013 (“COSO”).

As of period covered by this Quarterly Report on Form 10-Q, we have concluded that our internal control over financial reporting was ineffective. The Company’s assessment identified certain material weaknesses which are set forth below:

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

Roger May, our Principal Executive Officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2020 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework (2013). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management has addressed the underlying causes for our weaknesses in internal control since early FY 2020. Our efforts to raise both debt and equity capital soon will allow us to undertake additional engagement of external independent consultants to assist with the processing of data and drafting financial reports on a timely basis in future reporting periods.

PART II

ITEM 1. LEGAL PROCEEDINGS

The are no legal proceedings at the date of this filing. Legal guidance only has been sought in relation the mining leases as referenced above under Current Business & Operations section.

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

GRAPHENE & SOLAR TECHNOLOGIES LIMITED

Date: March 23, 2021	By:	/s/ Roger May
Chief Executive Officer and Director