Form 10-Q
period 2021-03-31
Graphene & Solar Technologies Ltd
filed 2021-05-27
CIK 1497649

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2021

☐ Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission File Number: 333-174194

GRAPHENE & SOLAR TECHNOLOGIES LTD
(Exact name of registrant as specified in its charter)

colorado	27-2888719
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

23 Corporate Plaza Drive, Suite 150

Newport Beach, CA 92660

(Address of principal executive offices, including Zip Code)

(949) 432-7525

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 26, 2021, the registrant had 255,037,319 outstanding shares of common stock.

GRAPHENE & SOLAR TECHNOLOGIES LIMITED

FORM 10-Q

GRAPHENE & SOLAR TECHNOLOGIES LIMITED

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,
	2021 (Unaudited)	2020
Assets
Current Assets:
Cash	$147	$12
Prepaid expenses	15,723	—
Total Current Assets	15,870	12
Other Assets:
Furniture & Equipment, net of depreciation, $8,986 and $71,803	4,021	12,259
Total Other Assets	4,021	12,259

Total Assets	$19,891	$12,271

Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable and other payable	$785,433	$653,476
Accrued interest payable	146,702	132,099
Notes payable-in default	60,000	60,000
Due to related parties	810,116	717,075
Convertible notes payable-, net of discount $86,381and $52,703 in default	202,292	116,264
Other loans	5,781	5,632
Total Current Liabilities	2,010,324	1,684,546

Total Liabilities	$2,010,324	$1,684,546

Stockholders’ Deficit:
Preferred stock, $0.00001 par value; 10,000,000 shares authorized; none, issued or outstanding
Common stock, $0.00001 par value; 500,000,000 and 500,000,000 shares authorized; 254,487,319 and 246,248,723 shares issued and outstanding	2,546	2,463
Additional paid-in capital	13,495,049	9,508,943
Accumulated other comprehensive income	(15,310)	52,015
Accumulated deficit	(15,472,718)	(11,235,696)

Total stockholders’ deficit	(1,990,433)	(1,672,275)

Total liabilities and stockholders’ deficit	$19,891	$12,271

The accompanying notes are an integral part of these consolidated financial statements.

GRAPHENE & SOLAR TECHNOLOGIES Limited

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ending March 31		Six Months Ending March 31,
	2021	2020	2021	2020
Revenues	$—	$—	$—	$—

Costs and expenses
Professional Services	3,545,803	134,237	4,130,354	313,724
General and administrative	38,801	29,559	81,350	85,410
Total costs and expenses	3,584,604	163,796	4,211,704	399,134

Loss from operations	(3,584,604)	(163,796)	(4,211,704)	(399,134)

Other income (expense) Other income	2,318	1,975	4,509	4,025
Interest expense	(15,551)	(15,079)	(29,827)	(22,445)
Total other income (expense)	(13,233)	(13,104)	(25,318)	(18,420)

Net Income (Loss)	$(3,597,837)	$(176,900)	$(4,237,022)	$(417,554)

Comprehensive income (Loss)	$15,312	$76,505	$(67,325)	$55,404

Net Comprehensive Income (Loss)	$(3,582,525)	$(100,395)	$(4,304,347)	$(362,150)

Income (Loss) per share:
Basic and diluted	$(0.01)	$(0.00)	$(0.02)	$(0.00)

Weighted average shares outstanding	253,168,937	242,953,034	251,406,796	242,626,956

The accompanying notes are an integral part of these consolidated financial statements.

GRAPHENE & SOLAR TECHNOLOGIES LIMITED

(Formerly Solar Quartz Technologies Corporation)

AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

(Unaudited)

Three and Six Months Ended March 31, 2021 and 2020

				Accumulated
	Common Stock		Additional	Other		Total
		Par	Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Value	Capital	Income	Deficit	Deficiency

Balance, September 30, 2020	246,248,723	2,463	9,508,943	52,015	(11,235,696)	(1,672,275)
Shares issued in connection with the sale of common stock	1,450,000	15	84,723	—	—	84,738
Stock-based compensation expense	3,100,000	31	404,969	—	—	405,000
Foreign currency translation adjustment	—	—	—	(82,637)	—	(82,637)
Net loss	—	—	—	—	(639,185)	(639,185)
Balance, December 31, 2020	250,798,723	$2,509	$9,998,635	$(30,622)	$(11,874,881)	$(1,904,359)
Shares issued in connection with the sale of common stock	—	—	30,476	—	—	30,476
Beneficial conversion discount on convertible notes payable	—	—	43,475	—	—	43,475
Stock-based compensation expense	3,688,596	37	3,422,463	—	—	3,422,500
Foreign currency translation adjustment	—	—	—	15,312	—	15,312
Net loss	—	—	—	—	(3,597,837)	(3,597,837)
Balance, March 31, 2021	254,487,319	$2,546	$13,495,049	$(15,310)	$(15,472,718)	$(1,990,433)

	Common Stock		Additional	Other		Total
		Par	Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Value	Capital	Income	Deficit	Deficiency

Balance September 30, 2019	242,449,767	2,424	9,047,139	100,717	(10,132,535)	(982,255)
Shares issued in connection with the sale of common stock	153,333	3	52,999	—	—	53,002
Debt Discount on Convertible Notes	—	—	68,220	—	—	68,220
Foreign currency translation adjustment	—	—	—	(21,101)	—	(21,101)
Net Loss	—	—	—	—	(240,654)	(240,654)
Balance December 31, 2019	242,603,100	$2,427	$9,168,358	$79,616	$(10,373,189)	$(1,122,788)
Shares issued in connection with the sale of common stock	356,467	3	15,781	—	—	15,784
Stock-based compensation expense	—	—	—	—	—	—
Debt Discount on Convertible Notes	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	76,505	—	76,505
Net Loss	—	—	—	—	(176,900)	(176,900)
Balance March 31, 2020	242,959,567	$2,430	$9,184,139	$156,121	$(10,550,089)	$(1,207,399)

The accompanying notes are an integral part of these consolidated financial statements.

GRAPHENE & SOLAR TECHNOLOGIES Limited

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

For the Six-Month Period Ended March 31, 2021 and 2020

(Unaudited)

	2021	2020
Cash flows from operating activities
Net Income (loss)	$(4,237,022)	$(417,554)
Adjustments to reconcile net income/(loss) to net cash from operating activities:
Stock-based compensation	3,827,500	—
Depreciation expense	8,986	8,066
Amortization of discount	12,582	10,919
Change in operating assets and liabilities:
Accounts payable	131,957	127,125
Accrued interest payable	14,603	11,463
Receivables	—	442
Pre-Payments	(15,723)	(256)
Due to related parties	93,041	112,700
Net cash used in operating activities	(164,076)	(147,095)
Cash flows from financing activities

Due to Affiliates	—	—
Proceeds from issuance of common stock	115,214	68,786
Repayments to related party	—	(53,821)
Issuance of short term note payable, net of OID	115,000	68,220
Net cash from financing activities	230,214	83,185
Effect of currency translations to cash flow	(66,003)	(8,445)
Net change in cash and cash equivalents	135	(72,355)
Beginning of period	12	74,241
End of period	$147	$1,886

Supplemental cash flow information	Quarter ended March 31,
	2021	2020
Interest paid	$—	$—
Taxes	$—	$—
Noncash investing and financing activities:
Debt discount on convertible notes	43,475	68,220
Conversion of loan principal into shares	$—	$—

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

Going Concern – The Company has incurred cumulative net losses throughout 2019 and 2020 financial periods and currently in 2021 periods. Accordingly, it requires capital to fund working capital deficits and for future operating activities to take place. The Company’s ability to raise new funds through the future issuances of debt or common stock is unknown. The obtainment of additional financing, the successful development of a plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern.

Going Concern – The Company has incurred cumulative net losses since inception of $15,472,718 at March 31, 2021. Accordingly, it requires capital to fund working capital deficits and for future operating activities to take place. The Company’s ability to raise new funds through the future issuances of debt or common stock is unknown. The obtainment of additional financing, the successful development of a plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability of the Company to continue its operations is dependent on management’s plans, which include the raising of capital through debt and/or equity markets, with some additional funding from other traditional financing sources, including term notes, until such time that funds provided by operations are sufficient to fund working capital requirements. The Company may need to incur additional liabilities with certain related parties to sustain the Company’s existence. There can be no assurance that the Company will be able to raise any additional capital and therefore raise doubt about the Company’s ability to continue as a going concern.

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

Cash and Cash Equivalents-Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments. As of March 31, 2021 and 2020, the Company had $147 and $1,886 in cash, respectively, and no cash equivalents.

Concentrations - As of March 31, 2021, there were no known concentrations other than those identified in Note 3 and Note 4 below.

Derivative Financial Instruments – The Company accounts for freestanding contracts that are settled in a company’s own stock, including common stock warrants, to be designated as an equity instrument or generally as a liability. A contract so designated is carried at fair value on a company’s balance sheet, with any changes in fair value recorded as a gain or loss in a company’s results of operations.

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

There was no derivative activity in fiscal quarter ending March 31, 2020. Therefore, no derivative liabilities were recorded during the quarter ended March 31, 2021.

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

During the quarter ended March 31, 2021, the Company issued 3,688,596 shares of the Company’s common stock to consultants. Since September 30,2020 the Company has issued a total of 6,788,596 shares of the Company’s common stock to consultants. The fair value of the shares, as determined by reference market price of the Company’s common stock on each grant date, during the quarter ended March 31, 2021aggregated $3,422,500.

During the quarter ended March 31, 2019, the Company issued no shares of the Company’s common stock to members of the Board of Directors, employees and consultants.

Total stock-based compensation expense was $3,827,450 and $0 for the quarters ended March 31, 2021 and 2020, respectively.

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

NOTE 3 – CONVERTIBLE NOTES PAYABLE

The Company’s indebtedness as of March 31,2021 and September 30, 2020 were as follows:

Description	March 31, 2021	September 30, 2020

Convertible notes	$202,292	$168,967
Notes Payable	$60,000	$60,000
Other loans	5,781	5,632

Notes Payable and Other Loans

During 2015 and 2016, the Company executed promissory notes payable with six individuals with an aggregate principal balance of $60,000. The notes were due on demand and included interest at 10%. As of March 31, 2021 and September 30, 2020, the total promissory notes payable balance was $93,701 and $90,710 including accrued interest of $33,701 and $30,710, respectively. On January 15, 2019, the holder of a note with a principal balance of $10,000 made demand for payment. To date, the note has not been paid.

During the year ended September 30, 2020 a Company Advisor, loaned the Company $5,781. The loan is a demand note at zero interest.

Convertible Notes Payable

As of March 31, 2021 and September 30, 2020, noteholders representing $70,747 in outstanding principal had not requested the exchange of shares of common stock. As of March 31, 2021 and September 30, 2020, the exchange obligation payable was $152,965 and $147,673 including accrued interest of $82,217 and $76,926, respectively. As of March 31, 2020 and September 30, 2020, the exchange obligation was for 46,213 shares and 44,614 shares of common stock, respectively.

On February 1, 2016, the Company issued convertible secured note payable of $30,000 to an individual. The note was due on January 31, 2017 and included interest at 10%. The note was convertible at discretion of the holder into common shares of the Company at the rate of $0.50 per shares. The Company has not extended the maturity date and the note is in default. As of March 31, 2021 and September 30, 2020, the total convertible note payable balance was $46,223 and $43,997, including accrued interest of $16,233 and $13,997 respectively. As of March 31, 2021 and 2019, the exchange obligation was for 92,446 shares and 87,994 shares of common stock, respectively.

On December 5, 2019, the Company issued a convertible note payable in the amount of $68,220. The convertible note bear interest at 10% and matures on December 5, 2021 the principal and accrued interest of this convertible note can be converted at the discretion of the holder into common shares at 45% discount to the ADR 20 days prior to notification of conversion. The majority shareholder agreed to increase authorized shares if needed in order to settle this debt. This note was discounted for the full amount and the amount of amortization during the period was $7,430.

On October 2, 2020, the Company closed a Securities Purchase Agreement with Geneva Roth Remark Holdings Inc (“GRRH”). In connection therewith, the Company issued GRRH a convertible note payable in the amount of $68,000. The note, including interest at 10%, matures on September 24, 2020. After 180 days, being from March 23, 2021, the note is convertible at a conversion price which is at 39% discount to the lowest trading price during the previous twenty trading days prior to the date of a conversion notice. The note contained an original issue discount of $3,000.

The majority shareholder agreed to increase authorized shares if needed in order to settle this debt. This note was discounted $43,475 as at March 23, 2021 and the amount of amortization during the period was $1.932.

On November 11, 2020, the Company closed a Securities Purchase Agreement with Geneva Roth Remark Holdings Inc (“GRRH”). In connection therewith, the Company issued GRRH a convertible note payable in the amount of $53,000. The note, including interest at 10%, matures on November 11, 2020. After 180 days, the note is convertible at a conversion price which is at 39% discount to the lowest trading price during the previous twenty trading days prior to the date of a conversion notice. As the conversion date had not become effective as of March 31, 2021 no derivative liability was recorded. The note contained an original issue discount of $3,000. There was no amortization expense recognized during the period.

NOTE 4- RELATED PARTY

PGRNZ Limited, a management company controlled by the Company’s Chief Executive Officer, and a Company Director, provides management services to the Company for which the Company is charged $75,000(AUD) quarterly, approximately $56,250 (US). During the three months ended March 31, 2021 and 2020, the Company incurred charges to operations of $16,888 (US) and $16,888 (US), respectively, with respect to this arrangement.

As of March 31, 2021 and September 30, 2020, accrued expenses due to PGRNZ and other related parties was $810,116 and $717,075 respectively.

NOTE 5 – STOCKHOLDERS’ EQUITY

Other than for Stock based compensation (see Note 2), 1,450,000 new common shares were issued during the six month period ending March 31, 2021 for proceeds totaling $115,214.

The Company has a total of 5,778,366 shares that remain approved, reserved and outstanding and not yet issued by the Transfer Agent at March 31, 2021

NOTE 6 – COMMITMENTS & CONTINGENCIES

Contingencies

From time to time, we may be involved in routine legal proceedings, as well as demands, claims and threatened litigation that arise in the normal course of our business. The ultimate amount of liability, if any, for any claims of any type (either alone or in the aggregate) may materially and adversely affect our financial condition, results of operations and liquidity. In addition, the ultimate outcome of any litigation is uncertain. Any outcome, whether favorable or unfavorable, may materially and adversely affect us due to legal costs and expenses, diversion of management attention and other factors. We expense legal costs in the period incurred. We cannot assure you that additional contingencies of a legal nature or contingencies having legal aspects will not be asserted against us in the future, and these matters could relate to prior, current or future transactions or events. As of March 31, 2021, there were no pending or threatened litigation against the Company.

NOTE 7 – SUBSEQUENT EVENTS

During the month of April 2021 additional Common shares of 450,000 were approved at a share price of approximately $0.05 and Commons shares of 100,000 were approved for Stock based compensation to a company advisor at $0.50.

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

Overview

In July 2017 we acquired Solar Quartz Technologies Limited, a New Zealand corporation. We continue to seek new financing in the form of equity, debt or a combination thereof to meet development and general operating obligations. Absent achieving sufficient funds soon, our viability is in doubt. The Company has managed to raise some capital by sale of shares, but as of March 31, 2021, the Company has not been successful in raising sufficient funds; However, work is underway to secure funding, and we believe that funding for the Company is possible in the near future although no assurance can be made as to the amount of funds, if any, or the terms thereof.

Current Business and Operations

We continue to develop our detailed plans for multi-faceted production facilities in Queensland Australia to enable us to process raw high purity quartz from the region into higher value high purity quartz products and sands (HPQS). Further work is proceeding in respect to graphene production capability and business planning on thin film capability.

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

Results of Operations

For the fiscal quarters ended March 31, 2021 and 2020 we generated no revenues, and thus no cost of sales or gross profits.

For the fiscal quarters ended March 31, 2021 and 2020, we incurred $3,584,604 and $163,796 respectively in operating expenses.

For the fiscal quarter ended March 31, 2021 we recorded other expenses of $13,233 while in March 31, 2020 we incurred expenses of $13,104 both items are represented by accrued interest on debt. Other income of $2,318 was earned in the fiscal quarter, March 31, 2021.

For the six months ended March 31, 2021, we reported net loss before taxes of $4,237,022 while in the six months ended March 31, 2020, we reported a net loss before taxes of $362,150. Since there were no tax obligations in either year, net income / loss in each year was the same as that reported before taxes.

For the periods ended September 30, 2020 and March 31, 2021, our cash positions were $12 and $147 respectively.

As of March 31, 2021, we had total current liabilities of $2,010,324 while as of September 30, 2020, we had total current liabilities of $1,684,546 an increase of about 19%. Accrued interest payable increased from $132,099 to $146,702 all attributable to accruals on the loans and the convertible notes payable.

Liquidity and Capital Resources

As of March 31, 2021, we had $15,870 in total current assets and $2,010,324 in total current liabilities. Accordingly, we had a working capital deficit of $1,994,454.

Operating activities used $164,076 in cash for the quarter ended March 31, 2021, as compared to $147,095 for the quarter ended March 31, 2020.

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

Roger May, our Principal Executive Officer, evaluated the effectiveness of our internal control over financial reporting as of March 31, 2021 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework (2013). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls.

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

GRAPHENE & SOLAR TECHNOLOGIES LIMITED

Date: May 26, 2021	By:	/s/ Roger May
Chief Executive Officer and Director

