Form 10-Q
period 2021-06-30
Graphene & Solar Technologies Ltd
filed 2021-09-02
CIK 1497649

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2021

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

(949) 478-8387

(Issuer’s telephone number, including area code)

(formerly known as Solar Quartz Technologies Corporation)

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

As of September 02, 2021, the registrant had 290,237,369 outstanding shares of common stock.

GRAPHENE & SOLAR TECHNOLOGIES LIMITED

FORM 10-Q

GRAPHENE & SOLAR TECHNOLOGIES LIMITED

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
	2021 (Unaudited)	2020
Assets
Current Assets:
Cash	$1,170	$12
Prepaid expenses	15,579	—
Total Current Assets	16,749	12
Other Assets:
Furniture & Equipment, net of depreciation, $88,250 and $71,803	1,041	12,259
Total Other Assets	1,041	12,259

Total Assets	$17,790	$12,271

Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable and other payable	$845,002	$653,476
Accrued interest payable	147,763	132,099

Notes payable-in default	78,795	60,000
Due to related parties	863,708	717,075
Convertible notes payable-, net of discount $0 and $0, $52,703 in default	139,563	116,264
Other loans	5,755	5,632
Total Current Liabilities	2,080,586	1,684,546

Total Liabilities	$2,080,586	$1,684,546

Stockholders’ Deficit:
Preferred stock, $0.00001 par value; 10,000,000 shares authorized; none, issued or outstanding
Common stock, $0.00001 par value; 500,000,000 and 500,000,000 shares authorized; 256,571,765 and 246,248,723 shares issued and outstanding	2,569	2,463
Additional paid-in capital	14,159,840	9,508,943
Accumulated other comprehensive income	768	52,015
Accumulated deficit	(16,225,973)	(11,235,696)

Total stockholders’ deficit	(2,062,796)	(1,672,275)

Total liabilities and stockholders’ deficit	$17,790	$12,271

The accompanying notes are an integral part of these consolidated financial statements.

GRAPHENE & SOLAR TECHNOLOGIES Limited

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ending June 30		Nine Months Ending June 30
	2021	2020	2021	2020
Revenues	$—	$—	$—	$—

Costs and expenses
Professional Services	625,077	426,111	4,755,431	739,835
General and administrative	35,567	37,999	116,917	123,409
Total costs and expenses	660,644	464,110	4,872,348	863,244

Loss from operations	(660,644)	(464,110)	(4,872,348)	(863,244)

Other income (expense)
Other income	6,656	1,972	11,165	5,997
Interest expense	(99,267)	(13,349)	(129,094)	(35,794)
Total other income (expense)	(92,611)	(11,377)	(117,929)	(29,797)

Net Income (Loss)	$(753,255)	(475,487)	(4,990,277)	(893,041)

Comprehensive income (Loss)	$16,078	(74,818)	51,247	(19,414)

Net Comprehensive Income (Loss)	$(737,177)	(550,305)	(4,939,030)	(912,455)

Income (Loss) per share:
Basic and diluted	$(0.00)	(0.00)	(0.02)	(0.00)

Weighted average shares outstanding	255,844,773	244,152,338	252,945,462	243,135,417

The accompanying notes are an integral part of these consolidated financial statements.

GRAPHENE & SOLAR TECHNOLOGIES LIMITED

(Formerly Solar Quartz Technologies Corporation)

AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

(Unaudited)

Three and Nine Months Ended June 30, 2021 and 2020

				Accumulated
	Common Stock		Additional	Other		Total
		Par	Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Value	Capital	Income	Deficit	Deficiency

Balance, September 30, 2020	246,248,723	2,463	9,508,943	52,015	(11,235,696)	(1,672,275)
Shares issued in connection with the sale of common stock	1,450,000	15	84,723	—	—	84,738
Stock-based compensation expense	3,100,000	31	404,969	—	—	405,000
Foreign currency translation adjustment	—	—	—	(82,637)	—	(82,637)
Net loss	—	—	—	—	(639,185)	(639,185)
Balance, December 31, 2020	250,798,723	$2,509	$9,998,635	$(30,622)	$(11,874,881)	$(1,904,359)
Shares issued in connection with the sale of common stock	—	—	30,476	—	—	30,476
Beneficial conversion discount on convertible notes payable	—	—	43,475	—	—	43,475
Stock-based compensation expense	3,688,596	37	3,422,463	—	—	3,422,500
Foreign currency translation adjustment	—	—	—	15,312	—	15,312
Net loss	—	—	—	—	(3,597,837)	(3,597,837)
Balance, March 31, 2021	254,487,319	$2,546	$13,495,049	$(15,310)	$(15,472,718)	$(1,990,433)
Shares issued in connection with the sale of common stock	450,000	5	22,874	—	—	22,879
Shares issued in connection with conversion of notes payable	534,446	7	127,043	—	—	127,050
Stock-based compensation expense	1,100,000	11	480,989	—	—	481,000
Beneficial conversion discount on convertible notes payable	—	—	33,885	—	—	33,885
Foreign currency translation adjustment	—	—	—	16,078	—	16,078
Net loss	—	—	—	—	(753,255)	(753,255)
Balance, June 30, 2021	256,571,765	$2,569	$14,159,840	$768	$(16,225,973)	$(2,062,796)

				Accumulated
	Common Stock		Additional	Other		Total
		Par	Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Value	Capital	Income	Deficit	Deficiency

Balance, September 30, 2019	242,449,767	2,424	9,047,139	100,717	(10,132,535)	(982,255)
Shares issued in connection with the sale of common stock	153,333	3	52,999	—	—	53,002
Debt discount on convertible notes	—	—	68,220	—	—	68,220
Foreign currency translation adjustment	—	—	—	(21,101)	—	(22,101)
Net loss	—	—	—	—	(240,654)	(240,654)
Balance, December 31, 2019	242,603,100	$2,427	$9,168,358	$79,616	$(10,373,189)	$(1,122,788)
Shares issued in connection with the sale of common stock	356,467	3	15,781	—	—	15,784
Foreign currency translation adjustment	—	—	—	76,505	—	76,505
Net loss	—	—	—	—	(176,900)	(176,900)
Balance, March 31, 2020	242,959,567	$2,430	$9,184,139	$156,121	$(10,550,089)	$(1,207,399)
Shares issued in connection with the sale of common stock	289,156	3	17,679	—	—	17,682
Stock-based compensation expense	3,000,000	30	299,970	—	—	300,000
Debt discount on convertible notes	—	—	68,220	—	—	68,220
Foreign currency translation adjustment	—	—	—	(74,818)	—	(74,821)
Net loss	—	—	—	—	(475,487)	(475,487)
Balance, June 30, 2020	246,248,723	$2,463	$9,501,788	$81,303	$(10,935,573)	$(1,440,022)

The accompanying notes are an integral part of these consolidated financial statements.

GRAPHENE & SOLAR TECHNOLOGIES Limited

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

For the Nine-Month Period Ended June 30, 2021 and 2020

(Unaudited)

	2021	2020
Cash flows from operating activities
Net Income (loss)	$(4,990,277)	$(893,041)
Adjustments to reconcile net income/(loss) to net cash from operating activities:
Stock-based compensation	4,308,500	300,000
Depreciation expense	12,403	11,995
Amortization of discount	106,670	19,411
Change in operating assets and liabilities:
Accounts payable	191,526	206,230
Accrued interest payable	21,714	16,402
Receivables	0	5,197
Pre-Payments	(15,579)	(806)
Due to related parties	146,633	120,845
Net cash used in operating activities	(218,410)	(213,764)

Cash flows from investing activities
Cash paid for purchase of fixed assets	(381)	—
Net cash used in investing activities	(381)	—
Cash flows from financing activities
Due to Affiliates		—
Proceeds from issuance of common stock	138,093	86,468
Repayments to related party	—	—
Issuance of short term note payable, net of OID	133,785	68,220
Net cash from financing activities	271,878	154,688
Effect of currency translations to cash flow	(51,929)	(14,415)
Net change in cash and cash equivalents	1,158	(73,494)
Beginning of period	12	74,241
End of period	$1,170	$747

Supplemental cash flow information	Quarter ended June 30,
	2021	2020
Interest paid	$—	$—
Taxes	$—	$—
Noncash investing and financing activities:
Debt discount on convertible notes	77,360	68,220
Conversion of loan principal & accrued interest into shares	$127,050	$—

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

Going Concern – The Company has incurred cumulative net losses since inception of $16,225,973 at June 30, 2021. Accordingly, it requires capital to fund working capital deficits and for future operating activities to take place. The Company’s ability to raise new funds through the future issuances of debt or common stock is unknown. The obtainment of additional financing, the successful development of a plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability of the Company to continue its operations is dependent on management’s plans, which include the raising of capital through debt and/or equity markets, with some additional funding from other traditional financing sources, including term notes, until such time that funds provided by operations are sufficient to fund working capital requirements. The Company may need to incur additional liabilities with certain related parties to sustain the Company’s existence. There can be no assurance that the Company will be able to raise any additional capital and therefore raise doubt about the Company’s ability to continue as a going concern.

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

Cash and Cash Equivalents -Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments. As of June 30, 2021 and 2020, the Company had $1,170 and $747 in cash, respectively, and no cash equivalents.

Concentrations - As of June 30, 2021, there were no known concentrations other than those identified in Note 3 and Note 4 below.

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

There was no derivative activity in fiscal quarter ending June 30, 2020. Therefore, no derivative liabilities were recorded during the quarter ended June 30, 2021.

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

During the quarter ended June 30, 2021, the Company issued 1,100,000 shares of the Company’s common stock to consultants. Since September 30, 2020 the Company has issued a total of 7,888,596 shares of the Company’s common stock to consultants. The fair value of the shares, as determined by reference market price of the Company’s common stock on each grant date, during the quarter ended June 30, 2021 aggregated $481,000.

During the quarter ended June 30, 2021, the Company issued no shares of the Company’s common stock to members of the Board of Directors or employees.

Total stock-based compensation expense was $481,000 and $300,000 for the quarters ended June 30, 2021 and 2020, respectively.

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

NOTE 3 – CONVERTIBLE NOTES PAYABLE

The Company’s indebtedness as of June 30,2021 and September 30, 2020 were as follows:

Schedule of notes payable

Description	June 30, 2021	September 30, 2020

Convertible notes	$139,563	$116,264
Notes Payable	$78,795	$60,000
Other loans	5,755	5,632

Notes Payable and Other Loans

During 2015 and 2016, the Company executed promissory notes payable with six individuals with an aggregate principal balance of $60,000. The notes were due on demand and included interest at 10%. As of June 30, 2021 and September 30, 2020, the total promissory notes payable balance was $95,197 and $90,710 including accrued interest of $35,197 and $30,710, respectively. On January 15, 2019, the holder of a note with a principal balance of $10,000 made demand for payment. To date, the note has not been paid.

During the year ended September 30, 2020 a Company Advisor, loaned the Company $5,781. The loan is a demand note at zero interest.

On May 18, 2021 a Company Advisor, loaned the Company $18,795. The loan is on demand at zero interest for a period of up to two years.

Convertible Notes Payable

As of June 30, 2021 and September 30, 2020, noteholders representing $70,747 in outstanding principal had not requested the exchange of shares of common stock. As of June 30, 2021 and September 30, 2020, the exchange obligation payable was $155,611 and $147,673 including accrued interest of $84,863 and $76,926, respectively. As of June 30, 2020 and September 30, 2020, the exchange obligation was for 47,012 shares and 44,614 shares of common stock, respectively.

On February 1, 2016, the Company issued convertible secured note payable of $30,000 to an individual. The note was due on January 31, 2017 and included interest at 10%. The note was convertible at discretion of the holder into common shares of the Company at the rate of $0.50 per shares. The Company has not extended the maturity date and the note is in default. As of June 30, 2021 and September 30, 2020, the total convertible note payable balance was $46,241 and $43,997, including accrued interest of $16,241 and $13,997 respectively. As of June 30, 2021 and 2020, the exchange obligation was for 92,482 shares and 86,482 shares of common stock, respectively.

On December 5, 2019, the Company issued a convertible note payable in the amount of $68,220. The convertible note bear interest at 10% and matures on December 5, 2021 the principal and accrued interest of this convertible note can be converted at the discretion of the holder into common shares at 45% discount to the ADR 20 days prior to notification of conversion. The majority shareholder agreed to increase authorized shares if needed in order to settle this debt. This note was discounted for the full amount and the amount of amortization during the period was $10,718.

On October 2, 2020, the Company closed a Securities Purchase Agreement with Geneva Roth Remark Holdings Inc (“GRRH”). In connection therewith, the Company issued GRRH a convertible note payable in the amount of $68,000. The note, including interest at 10%, matures on September 24, 2021. After 180 days, being from March 23, 2021, the note is convertible at a conversion price which is at 39% discount to the lowest trading price during the previous twenty trading days prior to the date of a conversion notice. The note contained an original issue discount of $3,000.

This convertible note and accrued interest of $3,400 was fully converted during the period for a total of 232,823 Common shares of the Company. The balance of discount of $41,543 was fully expensed during the period.

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

The majority shareholder agreed to increase authorized shares if needed in order to settle this convertible loan note debt. The note was discounted for the full amount and fully amortized during the period. The full discount of $33,885 was fully expensed during the period.

This convertible note and accrued interest of $2,650 was fully converted during the period for a total of 301,623 Common shares of the Company.

NOTE 4- RELATED PARTY

PGRNZ Limited, a management company controlled by the Company’s Chief Executive Officer, and a Company Director, provides management services to the Company for which the Company is charged $75,000(AUD) quarterly, approximately $56,385 (US).

As of June 30, 2021 and September 30, 2020, accrued expenses due to PGRNZ and other related parties was $863,708 and $717,075 respectively.

NOTE 5 – STOCKHOLDERS’ EQUITY

Other than for Stock based compensation (see Note 2) and conversions of Notes Payables, 1,900,000 new Common shares were issued during the nine month period ending June 30, 2021 for proceeds totaling $107,617.

The Company has a total of 6,778,366 shares that remain approved, reserved and outstanding and not yet issued by the Transfer Agent at June 30, 2021

NOTE 6 – COMMITTMENTS & CONTINGENCIES

Contingencies

From time to time, we may be involved in routine legal proceedings, as well as demands, claims and threatened litigation that arise in the normal course of our business. The ultimate amount of liability, if any, for any claims of any type (either alone or in the aggregate) may materially and adversely affect our financial condition, results of operations and liquidity. In addition, the ultimate outcome of any litigation is uncertain. Any outcome, whether favorable or unfavorable, may materially and adversely affect us due to legal costs and expenses, diversion of management attention and other factors. We expense legal costs in the period incurred. We cannot assure you that additional contingencies of a legal nature or contingencies having legal aspects will not be asserted against us in the future, and these matters could relate to prior, current or future transactions or events. As of June 30, 2021, there were no pending or threatened litigation against the Company.

NOTE 7 – NEW SUBSIDIARY COMPANY

US Thin-Film Corporation was registered in April 2021 in the State of Nevada USA as a wholly owned subsidiary of Graphene & Solar Technologies Limited. The purpose of this subsidiary is to hold all of the share capital in Cima Specialty Materials Ltd (“CSML”).

NOTE 8 – SUBSEQUENT EVENTS

During the month of July 2021 additional Common shares of 1,000,000 were approved for Stock based compensation to two company advisors at $0.20 per share, 500,000 Common shares for stock based compensation approved as second tranche with existing Company Advisor agreement from May 2021 at $0.50 per share as well as 500,000 Common shares for stock based compensation for a Company Advisor approved at $0.35 share.

Cima Specialty Materials Ltd “CSML” has been acquired by US Thin-Film Corporation under a Share Sale and Purchase Agreement with parent company CIMA Nanotech Holdings Limited. Under the terms of the Agreement 31,665,604 Regulation 144, restricted Common shares of the Company were agreed, approved and issued as full and total consideration for the share sale and purchase of CSML. (Refer also ITEM II MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATION.)

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

Overview

In July 2017 we acquired Solar Quartz Technologies Limited, a New Zealand corporation. We continue to seek new financing in the form of equity, debt or a combination thereof to meet development and general operating obligations. Absent achieving sufficient funds soon, our viability is in doubt. The Company has managed to raise some capital by sale of shares, but as of June 30, 2021, the Company has not been successful in raising sufficient funds; However, work is underway to secure funding, and we believe that funding for the Company is possible in the near future although no assurance can be made as to the amount of funds, if any, or the terms thereof.

The Company has appointed additional advisors to assist in securing new financing for its projects and general operating obligations.

Current Business and Operations

We continue to develop our detailed plans for multi-faceted production facilities in Queensland Australia to enable us to process raw high purity quartz from the region into higher value high purity quartz products and sands (HPQS). Further work is proceeding in respect to graphene production capability and business planning on thin film capability.

Currently GSTX is primarily focused upon completing development and initial production for commercially viable and efficient photovoltaic “Transparent Solar Cells/Panels”. This is to particularly meet increasing demand from the construction industry for clear and transparent solar panel windows in high-rise buildings. Such installations can significantly contribute to the facility’s electricity requirements.

In 2017 GSTX recognized the remarkable potential of the amazing new 2D (Length & Width only -One micron thickness) wonder-material Graphene to be utilized in high- end electronics production and for the production more robust and efficient essential combination materials. GSTX the US Public company, (then Solar Quartz Technologies) (SQTX) was renamed Graphene & Solar Technologies (GSTX) in July 2018. Since 2017 GSTX has established a strong working association with a pioneering United States based producer of Graphene. This US production house is highly regarded internationally for their ESG” compliant processing and production techniques utilized for Graphene manufacturing. The production house has also established itself as a major exponent of Graphene enhanced polymers currently used in low-cost rapid production large scale 3D Home printing of near indestructible housing. Following three (3) years of extensive evaluation and design consideration GSTX and its USA associate, have agreed to progress a new Joint Venture to establish an Australian Graphene production facility in Brisbane, Australia forthwith. The terms of the joint venture and funding are yet to be finalized.

For 18 months the Company has been conducting due diligence on a company holding a valuable patent portfolio in the area of transparent and conductive thin film and that would enable the Company to complement its expertise in High Purity quartz and downstream applications in next generation transparent and flexible PV Solar Cell and semiconductor applications. In July, the Company closed a Share Sale and Purchase Agreement through its wholly owned subsidiary, US Thin-Film Corporation (a Nevada company registered in April 2021 for this purpose) with CIMA Nanotech Holdings Limited, “CNHL”, (a Cayman Island Registered company) to acquire its wholly owned subsidiary company Cima Specialty Materials Ltd and its wholly owned subsidiary companies, one of which holds a valuable portfolio of patents.

Under the terms of the Agreement 31,665,604 Regulation 144, restricted Common shares of the Company were agreed, approved and issued as full and total consideration for the share sale and purchase.

US Thin Film Corporation (USTFC), a United States company established in April 2021 as a 100% owned subsidiary the Company, now owns via the acquisition of Cima Specialty Materials Ltd exclusive, Intellectual Property rights to a Patent Portfolio of 72 (seventy-two) Patents. The Patents broadly cover the production of Transparent Conductive Thin Films (TCF)and several advanced nano-particle technologies used to produce innovative next-generation Thin-Film Conductive Coatings, Electro-Magnetic Shielding, transparent antennas, advanced touch screens, transparent anti-ice heating/defogging applications and of importance for next generation transparent solar panels.

Results of Operations

For the fiscal quarters ended June 30, 2021 and 2020 we generated no revenues, and thus no cost of sales or gross profits.

For the fiscal quarters ended June 30, 2021 and 2020, we incurred $660,644 and $464,110 respectively in operating expenses.

For the fiscal quarter ended June 30, 2021 we recorded other expenses of $99,267 while in June 30, 2020 we incurred expenses of $13,349 both items are represented by accrued interest on debt. Other income of $6,656 was earned in the fiscal quarter, June 30, 2021.

For quarter ended June 30, 2021, we reported net loss before taxes of $753,255 while in the six months ended June 30, 2020, we reported a net loss before taxes of $475,487. Since there were no tax obligations in either year, net income / loss in each year was the same as that reported before taxes.

For the periods ended September 30, 2020 and June 30, 2021, our cash positions were $12 and $1170 respectively.

As of June 30, 2021, we had total current liabilities of $2,080,586 while as of September 30, 2020, we had total current liabilities of $1,684,546 an increase of about23%. Accrued interest payable increased from $132,099 to $147,763 all attributable to accruals on the loans and the convertible notes payable.

Liquidity and Capital Resources

As of June 30, 2021, we had $16,749 in total current assets, $1,041 in total other assets and $2,080,586 in total current liabilities. Accordingly, we had a working capital deficit of $2,079,926.

Operating activities used $218,410 in cash for the nine-month period ended June 30, 2021, as compared to $213,764 for the nine-month period ended June 30, 2020.

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

Roger May, our Principal Executive Officer, evaluated the effectiveness of our internal control over financial reporting as of June 30, 2021 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework (2013). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management has addressed the underlying causes for our weaknesses in internal control since early FY 2021. Our efforts to raise both debt and equity capital soon will allow us to undertake additional engagement of external independent consultants to assist with the processing of data and drafting financial reports on a timely basis in future reporting periods.

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

GRAPHENE & SOLAR TECHNOLOGIES LIMITED

Date: September 02, 2021	By:	/s/ Roger May
Chief Executive Officer and Director

