Form 10-K
period 2021-09-30
Graphene & Solar Technologies Ltd
filed 2022-05-24
CIK 1497649

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 333-174194

GRAPHENE & SOLAR TECHNOLOGIES LIMITED

(Exact name of registrant as specified in its charter)

colorado	27-2888719
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

23 Corporate Plaza Drive suite 150 Newport Beach, CA	92660
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (949) 478-8387

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

The aggregate market value of the voting stock held by non-affiliates of the registrant on September 30, 2021 was approximately $142,400,206.65.

As of May 11, 2022, the registrant had 360,823,733 outstanding shares of common stock.

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

PART I

ITEM 1. BUSINESS

Overview.

We are primarily focused on the early development of new graphene enabled photovoltaic solar modules, including graphene enabled covered thin-film solar panels. In this production initiative, we entered into a non-binding Letter of Intent for a joint venture with NanoGraphene, Inc. (doing business as GrapheneCA), a New York based manufacturer with five years’ experience in the manufacture of pure graphene and of the development of newly evolving graphene enhanced high-tech applications, to jointly develop graphene enhanced solar solutions. Of substantial importance, the principal of GrapheneCA has twelve years of experience in the design, construction and establishment of numerous thin film solar production factories through-out the U.S., Europe and Asia. As of September 30,2021, the joint venture has not been formed nor have there been any operations related to the joint venture.

The development of graphene enhanced combination silicon materials is currently one of the most intensive areas of research and development, attracting major interests from most world University research divisions and new technology players. Massachusetts Institute of Technology has actually manufactured graphene solar panels.

US Thin-Film Corporation (USTFC) was registered in April 2021 in the State of Nevada USA as a wholly owned subsidiary of Graphene & Solar Technologies Limited. On August 23 2021, the Company closed a Share Sale and Purchase Agreement through its wholly owned subsidiary, US Thin-Film Corporation with CIMA Nanotech Holdings Limited, “CNHL”, (a Cayman Island Registered company) to acquire its wholly owned subsidiary company Cima Specialty Materials Ltd and its wholly owned subsidiary companies, one of which holds the valuable portfolio of patents.

The portfolio includes several unique and specialised patents, patent applications and new inventions. They cover proprietary transparent conductive thin-film patented technologies from (1) basic manufacturing, (2) chemical formulation, (3) coating processes,(4) final product construct, to (5) transparent conductive thin film technology. Confirming the acquired patent assets as being extremely valuable for US Thin-Film Corporation and its parent, GSTX.

 Operational Overview.

GRAPHENE - HIGH PURITY MANUFACTURING – This facility will focus on establishing high efficiency and volume graphene production facilities to achieve high-quality, eco-friendly, and scalable graphene production in 2022/3. This initial factory will produce 1.5 tonnes per month (expanding to 12 tonnes +) of medical grade and industrial graphene suitable for applications such as cement 3D printing resin- coatings, epoxy resins and composites, as well as high-end medical connections of brain stem cells and lenses.

GREEN HYDROGEN PRODUCTION & AMBIENT AIR – WATER HARVESTING - Water scarcity is at the center of the world’s most significant challenges. The United Nations estimates approximately 30% of the world’s population will face severe water shortages by 2025. Management of the Company has developed a unique proprietary water harvesting technology utilizing modular, self-contained units that can be solar or grid powered, and deployed in urban and rural environments. The water harvester will extract moisture from the ambient air and collect as 100% pure fresh water. Each domestic water harvester will be capable of generating 30-50 liters (8-13 gal) of pure fresh water per day for personal use, with commercial models collecting up to 50,000 liters (13,000 gal) initially per day. The 100% pure H20 extracted from the atmosphere is also the perfect feed stock for the extraction of pure green hydrogen which is also planned as a major production initiative of a production facility complex.

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

Compliance with Environmental Laws.

Based upon our long-term experience management believes that the nature of our proposed processing operations do not involve any onerous environmental compliance requirements. Compliance costs have been identified and quantified in the company plan of operations, business plan including financial plan.

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

Executive Management and Technical Team.

Our executive management and technical team have largely co-worked together since 2005, and especially the last 5 years in Melbourne, Australia, China and the USA. All of the specialized human resources are available to us.

ITEM 1.A. RISK FACTORS.

Not applicable.

ITEM 1.B. UNRESOLVED STAFF COMMENTS.

Not Applicable

ITEM 2. PROPERTIES.

We own general office, lab and factory equipment with a net book value of $2,250 and $12,259 as of September 30, 2021 and 2020 respectively, net of depreciation.

We currently maintain a representative office at 23 Corporate Plaza Drive suite 150 Newport Beach, California 92660 (the Company pays monthly rent in the amount of $175 for this office). We also maintain a substantial office at 88 Lorimer Street, Docklands, Melbourne 3008, in the State of Victoria, Australia (the company pays monthly expense for use, equivalent to the amount of AUD$2,200 for this office, which it has occupied for the last seven years). These offices are currently adequate for our needs. These are month to month arrangements and therefore scoped out of ASC 842.

ITEM 3. LEGAL PROCEEDINGS.

Not applicable

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock at September 30, 2021 trades in the OTC Markets OTC Pink Market under the symbol “GSTX”. Shown below is the range of high and low closing prices for our common stock for the periods indicated. The market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

Quarter Ended	High	Low
September 30, 2019	$0.13	$0.13
December 31, 2019	$0.15	$0.15
March 31, 2020	$0.09	$0.06
June 30, 2020	$0.10	$0.10
September 30, 2020	$0.20	$0.14
December 31, 2020	$1.61	$1.26
March 31, 2021	$1.07	$0.95
June 30, 2021	$0.32	$0.28
September 30, 2021	$0.68	$0.55

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

As of September 30, 2021, we had approximately 377 shareholders of record.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes, and other financial information included in this Form 10-K. Our Management’s Discussion and Analysis contains not only statements that are historical facts, but also statements that are forward-looking. Forward-looking statements can be by their very nature, uncertain and risky. Although the forward-looking statements in this Report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by them. Consequently, and because forward-looking statements are inherently subject to risks and uncertainties, the actual results and outcomes may differ materially from the results and outcomes discussed in the forward-looking statements. You are urged to carefully review and consider the various disclosures made by us in this report as we attempt to advise interested parties of the risks and factors that may affect our business, financial condition, and results of operations and prospects.

Overview

In July 2017, the Company acquired Solar Quartz Technologies Limited, a New Zealand corporation with substantial mineral resource and technical engineering assets.

Initially, the company focused upon recovering and developing the high purities silica (99.99%purity) into commercial grade high purity quartz sand (HPQS) internationally much in demand for the production of semiconductors and photovoltaic solar panels.

Although the enterprise was successful in identifying substantial valuable customers in Japan, China, South Korea, Taiwan and South-East Asia, the company was unable to secure funding to scale to meet demand for HPQS product, largely due to complications with the onset of Covid-19 in March 2020.

We continue to seek new financing in the form of equity, debt, or a combination thereof to meet further development and general operating obligations. Achieving sufficient funds soon is of vital importance. The Company has managed to raise sufficient capital by sale of shares, but as of September 30, 2021, the Company has not been successful in raising sufficient funds to maintain primary operations. However, substantial efforts are underway to secure funding, and we believe that funding for the Company is imminent in the near future, although no assurance can be made as to the amount of funds, if any, or the terms thereof.

The Company has appointed two additional “Special Legal Counsel Advisors”, in California and in Australia, both of whom are “LLM” (“Masters of Law”) to assist and advise in securing additional new financing for the new GSTX leading edge high-tech projects and general operating obligations.

Current Business and Operation

Significantly, the company has redirected its primary focus to that of developing several recently acquired leading edge technologies while still retaining its development initiatives for high purity quartz refining and development of HPQS.

We continue to develop our detailed plans for multi-faceted production facilities in Queensland Australia to enable us to process raw high purity quartz from mine-sites in the region into higher value high purity quartz products and sands (HPQS).

Further work is proceeding in respect to graphene production capability and business planning on thin-film capability. GSTX is currently negotiating an appropriate lease facility at the Brisbane Technology Park, 17 kms outside of Brisbane, Australia.

Currently, GSTX is primarily focused upon completing development and initial sample production of commercially viable and efficient photovoltaic “Transparent Solar Cells/Panels”. This initiative is to specifically meet the rapidly increasing demand from the construction industry for clear and transparent lightweight solar panel windows in high-rise buildings. Such installations can significantly contribute to meeting the facility’s electricity requirements.

In 2017, GSTX recognized the remarkable potential of the amazing new “2D (Length & Width) only one micron thickness” wonder-material Graphene to be utilized in high-end electronics production and for the manufacture of more robust and efficient essential combination materials.

The US Public company, then Solar Quartz Technologies, (SQTX) was renamed Graphene & Solar Technologies (GSTX) in July 2018. Since then GSTX has established a strong working association with a pioneering United States based producer of Graphene. This US production house is highly regarded internationally for their ESG compliant processing and production techniques utilized for Graphene production. The production house has also established itself as a major exponent of Graphene enhanced polymers currently used in low-cost rapid production large scale 3D Home printing of near indestructible housing.

Following three (3) years of extensive evaluation and design consideration, GSTX and its USA associate have agreed to initiate a new Joint Venture company to establish an Australian Graphene production facility in Brisbane, Australia forthwith. The terms of the joint venture and funding have been initially documented and are in the final stages of negotiations before the share sale and purchase agreement is executed between the parties.

For 18 months the Company conducted extensive evaluations and due diligence on an Israeli engineering firm that had developed 72 patented applications for Transparent & Conductive-THIN-FILM Technologies. Evolving new thin film technologies are at the very leading edge of current technological advancements

GSTX purchased the valuable patent portfolio in the area of transparent and conductive thin film technologies, as it would enable the Company to complement its expertise in High Purity quartz and downstream applications in next generation transparent and flexible PV Solar Cell and semiconductor applications. On August 23 2021, the Company closed a Share Sale and Purchase Agreement through its wholly owned subsidiary, US Thin-Film Corporation (a Nevada company registered in April 2021 for this purpose) with CIMA Nanotech Holdings Limited, “CNHL”, (a Cayman Island Registered company) to acquire its wholly owned subsidiary company Cima Specialty Materials Ltd and its wholly owned subsidiary companies, one of which holds the valuable portfolio of patents.

Under the terms of the Agreement, 31,665,604 Regulation 144 restricted Common shares of the Company were agreed, approved, and issued as full and total consideration for the share sale and purchase.

US Thin-Film Corporation (USTFC), a United States company established in April 2021 as a 100% owned subsidiary the Company, now owns via the acquisition of Cima Specialty Materials Ltd exclusive, Intellectual Property rights to a Patent Portfolio of 72 (seventy-two) Patents. The Patents broadly cover the production of Transparent Conductive Thin Films (TCF) and several advanced nano-particle technologies used to produce innovative next-generation Thin-Film Conductive Coatings, Electro-Magnetic Shielding, transparent antennas, advanced touch screens, transparent anti-ice heating/defogging applications and of importance for next generation transparent solar panels.

Results of Operations.

Years Ended September 30, 2021 and 2020

	Years Ended
	September 30,
	2021	2020	Changes ($)
Operating expenses	$34,679,444	1,045,887	$33,633,557
Other Expense	$135,500	57,274	$78,226
Net Income (loss)	$(34,814,944)	$(1,103,161)	$(33,711,783)

For the years ended September 30, 2021 and 2020, we generated no revenues, and thus no cost of sales or gross profits.

For the years ended September 30, 2021 and 2020, we incurred $34,679,444 and $1,045,887, respectively in operating expenses. The operating expense increases are due primarily to higher costs of contracting professional services in the development of markets, financing, legal fees, and other general and administrative expenses.

For the years ended September 30, 2021 and 2020, our other income (expenses) consisted of the following:

	Years Ended
	September 30,
	2021	2020	Changes ($)
Other (Income) Expense:
Interest expense	$(151,203)	$(36,839)	$(114,364)
Rental income	15,703	8,146	7,557
Impairment of assets	—	(28,581)	28,581
Foreign currency transaction gain		—
Change in fair value of derivative liability		—
Loss on settlement of convertible note		—
	$(135,500)	$(57,274)	$(78,226)

For the year ended September 30, 2021, we reported a net loss before taxes of $34,814,944 compared to a net loss before taxes of $1,013,161 for the year ended September 30, 2020. Since there were no tax obligations in either year, net loss in each year was the same as that reported before taxes.

Cash Flows

	Years Ended
	September 30,
	2021	2020	Changes ($)
Cash Flows used in Operating Activities	$(320,127)	(192,122)	$(128,005)
Cash Flows Provided (Used) by Investing Activities	$2,858	—	$2,858
Cash Flows provided by Financing Activities	$271,098	167,475	$103,623
Effect of exchange rate in cash	55,603	(49,582)	(105,185)
Net Change in Cash During Period	$3,716	$(74,229)	$77,945

Cash Flow from Operating Activities

Cash flows used in operating activities was $320,127 in the year ended September 30, 2021, while for the year ended September 30, 2020, the Company expended $192,122.

The increase in the year ended September 30, 2021 was primarily due to an increase in accounts payable and accrued expenses, primarily for legal and consulting expenses and due to related parties.

Cash Flow from Investing Activities

Shareholder loans and some minimal funding activities were mainly significant in the year ended September 30, 2021 and 2020.

Cash Flow from Financing Activities

Cash from financing activities in the year ended September 30, 2021 contributed $271,098, $138,093 from the sale of shared to unaffiliated investors and $133,005 from proceeds of convertible notes payable. Cash from financing activities in the year ended September 30, 2020 contributed $167,475, $93,623 from the sales of shares to unaffiliated investors, $68,220 from proceeds of a convertible note payable and $5,632 from proceeds of borrowings.

Liquidity and Capital Resources.

Years Ended September 30, 2021 and 2020.

	September 30, 2021	September 30, 2020	Changes ($)
Cash	$3,728	$12	$3,716
Working capital deficit	$(3,263,621)	$(1,684,534)	$(1,579,087)
Total assets	$6,803,174	$12,271	$6,790,903
Total liabilities	$(3,539,553)	$(1,684,546)	$(1,855,007)
Total stockholders’ deficit	$(3,263,621)	$(1,672,275)	$(1,591,348)

As of September 30, 2021, we had total current liabilities of $3,539,553, while as of September 30, 2020 we had total current liabilities of $1,684,546, an increase of $1,855,007. The increase in current liabilities was primarily due to an increase in accounts payable and due to related party.

As of September 30, 2021, we had a working capital deficit of $3,263,621 compared to a working capital deficit of $1,684,534 as of September 30, 2020. As of September 30, 2021, we had cash and cash equivalents of $3,728 and total assets of $6,803,174 compared to cash and cash equivalents of $12 and total assets of $12,271 as of September 30, 2020.

General Discussion.

Whereas management has been successful in the past in raising capital, there are no assurances that these sources of financing will continue to be available to us and/or that demand for our common stock will be sufficient to meet our capital needs, or that financing will be available on terms favorable to us. If funding is insufficient at any time in the future, we may not be able to take advantage of business opportunities or respond to competitive pressures or may be required to reduce the scope of our planned product development and marketing efforts, any of which could have a negative impact on its business and operating results. In addition, insufficient funding may have a material adverse effect on our financial condition, which could require it to:

●	seek joint venture partners;

●	monetize its assets;

●	seek arrangements with strategic partners or other parties that may require the company to relinquish significant rights to products, technologies or markets; or
●
explore other strategic alternatives including a merger or sale of our company.

●	Cease current operations

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

Going Concern and Management’s Liquidity Plans.

As reflected in the consolidated financial statements, the Company had an accumulated deficit at September 30 2021, a net loss and net cash used in operating activities for the year then ended and has generated no revenues since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year from the issuance date of the consolidated financial statements.

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

The Company’s plan regarding these matters is to raise additional debt and/or equity financing to allow the Company the ability to cover its current cash flow requirements and meet its obligations as they become due. There can be no assurances that financing will be available or if available, that such financing will be available under favorable terms. In the event that the Company is unable to generate adequate revenues to cover expenses and cannot obtain additional financing in the near future, the Company may seek protection under bankruptcy laws. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary

The spread of a novel strain of coronavirus (COVID-19) around the world from the first half of 2020 has caused significant volatility in U.S. and international markets. There is significant uncertainty around the breadth and duration of business disruptions relate to COVlD-19, as well as its impact on the U.S. and international economies. The outbreak and any preventative or protective actions that governments or we may take in respect of this COVTD-19 may result in a period of business disruption. Any financial impact cannot be reasonably estimated at this time but may materially affect our future business and financial condition. The extent to which COVID-19 impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the COVID-19 and the actions required to contain the COVID-19 or treat its impact, among others.

Off-Balance Sheet Arrangements.

We do not maintain off-balance sheet arrangements nor do we participate in non-exchange traded contracts requiring fair value accounting treatment.

Critical Accounting Policies and New Accounting Pronouncements.

The Securities and Exchange Commission SEC has issued Financial Reporting Release No. 60, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies,” suggesting companies provide additional disclosure and commentary on their most critical accounting policies. In FRR 60, the Securities and Exchange Commission has defined the most critical accounting policies as the ones that are most important to the portrayal of a company’s financial condition and operating results and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, our most critical accounting policies are set forth below. The methods, estimates, and judgments the company uses in applying these most critical accounting policies have a significant impact on the results the company reports in its financial statements.

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

The Company determines our derivative liabilities to be a Level 3 fair value measurement and uses the Binomial pricing model to calculate the fair value. There are no derivative liabilities as of September 30, 2021 and 2020. The Binomial model requires six basic data inputs: the exercise or strike price, time to expiration, the risk-free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of each convertible note is estimated using the Binomial valuation model.

Recently Issued Accounting Pronouncements – For discussion of recently issued accounting pronouncements, please see Note 2 to the consolidated financial statements included in this report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

  REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Worlds, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Graphene & Solar Technologies Limited (the Company) as of September 30, 2021 and 2020, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ deficit, and cash flows for each of the years in the two-year period ended September 30, 2021, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the two-year period ended September 30, 2021, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered net losses from operations and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Other Assets

As discussed in Note 2 to the financial statements, the Company acquired a portfolio of patents using shares of common stock for the purchase. Auditing managements’ evaluation of the assets’ collective value can be a significant judgement given that the Company uses management estimates on future revenues and expenses, which are not able to be substantiated. To evaluate the appropriateness of the asset value, useful life, and amortization, we examined and evaluated patent information and facts, and financial information used by management to value the patents and their future economic benefit.

/s/ M&K CPAS, PLLC

We have served as the Company’s auditor since 2020.

Houston, TX

May 24, 2022

GRAPHENE & SOLAR TECHNOLOGIES LIMITED

 CONSOLIDATED BALANCE SHEETS

	September 30,	September 30,
	2021	2020
Assets
Current Assets:
Cash	$3,728	$12
Prepaid expenses	18,797	—
Total Current Assets	22,525	12
Other Assets:
Furniture and equipment, net of depreciation $84,776	2,250	12,259
Intellectual property – at cost, net	6,777,424	—
Other intangible assets – at cost	975	—

Total Assets	$6,803,174	$12,271

Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts payable and other payable	$2,197,894	$653,476
Accrued interest payable	154,412	132,099
Due to related party	947,826	717,075
Notes payable – in default	60,000	60,000
Convertible notes payable, net of discount $0 and $52,703, and $100,747 in default	173,038	116,264
Other loans and payables	6,383	5,632
Total Current Liabilities	3,539,553	1,684,546

Total Liabilities	3,539,553	1,684,546

Stockholders’ Deficit
Preferred stock: 10,000,000 shares authorized; $0.00001 par value; no shares issued and outstanding	—	—
Common stock: 500,000,000 shares authorized; $0.00001 par value; 343,237,369 and 246,248,723 shares issued and outstanding	3,437	2,463
Additional paid-in capital	49,922,922	9,508,943
Accumulated deficit	(46,050,640)	(11,235,696)
Stock receivable	(720,000)
Accumulated other comprehensive income	107,902	52,015
Total Stockholders’ Deficit	3,263,621	(1,672,275)
Total Liabilities and Stockholders’ Deficit	$6,803,174	$12,271

The accompanying notes are an integral part of these consolidated financial statements.

GRAPHENE & SOLAR TECHNOLOGIES LIMITED

 CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Years Ended
	September 30,
	2021	2020

Revenue	$—	$—

Operating Expenses:
Professional fees	34,337,901	881,732
General and administration	301,543	164,155
Total operating expenses	34,679,444	1,045,887

Operating Loss	(34,679,444)	(1,045,887)

Other Income (Expense):
Interest expense	(151,203)	(36,839)
Rental income	15,703	8,146
Impairment of assets	—	(28,581)
Total Other Expense	(135,500)	(57,274)

Net Loss	$(34,814,944)	$(1,103,161)

Other comprehensive income (loss)
Foreign currency translation adjustment	(55,887)	(48,702)

Comprehensive Loss	$(34,870,831)	$(1,151,863)

Net Loss available to common shareholders	$(34,870,831)	$(1,151,863)

Basic and diluted loss per common share	$(0.14)	$(0.00)

Weighted average number of common shares outstanding
Basic and diluted	257,521,936	243,913,723

The accompanying notes are an integral part of these consolidated financial statements.

GRAPHENE & SOLAR TECHNOLOGIES LIMITED

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Common Stock		Additional	Stock	Accumulated	Accumulated Comprehensive	Stockholders’
	Shares	Amount	Paid-in	Receivable	Deficit	Income	Deficit
Balance September 30, 2019	242,449,767	$2,424	$9,047,139	$—	$(10,132,535)	$100,717	$(982,255)

Shares issued for cash	798,956	9	93,614	—	—	—	93,623
Stock-based compensation	3,000,000	30	299,970	—	—	—	300,000
Debt discount on convertible notes	—	—	68,220	—	—	—	68,220
Terminal balance of derivative liability	—	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	(48,702)	(48,702)
Net Loss	—	—	—	—	(1,103,161)		(1,103,161)
Balance September 30, 2020	246,248,723	$2,463	$9,508,943	$—	$(11,235,696)	$52,015	$(1,672,275)

Shares issued for cash	1,900,000	20	138,073	—	—	—	138,093
Stock-based compensation	62,888,596	629	33,792,870	—	—	—	33,793,499
Conversion of notes	534,446	7	204,403	—	—	—	204,410
Share issued for acquisition of intangible assets	31,665,604	318	6,278,633	(720,000)	—	—	5,558,951
Foreign currency translation adjustment	—	—	—	—	—	55,887	55,887
Other comprehensive income, net of tax	—		—	—	(34,814,944)	—	(34,814,944)

Balance September 30, 2021	343,237,369	$3,437	$49,922,922	$(720,000)	$(18,550,640)	$107,902	$3,263,621

The accompanying notes are an integral part of these consolidated financial statements.

GRAPHENE & SOLAR TECHNOLOGIES LIMITED

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	September 30,
	2021	2020

Cash Flows From Operating Activities:
Net loss	$(34,814,944)	$(1,103,161)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based payments	33,793,499	300,000
Amortization expenses	102,231	—
Depreciation expenses	12,504	16,324
Amortization of debt discounts	122,130	15,571
Accounts payable related party	231,110	—
Impairment of assets	—	28,581
Changes in operating assets and liabilities:
Prepaid expenses	(19,337)	11,684
Other receivable	—	5,197
Accounts payable	224,227	250,877
Accrued interest payable	28,363	21,361
Due to related party	—	261,498
Net Cash Used in Operating Activities	(320,127)	(192,122)

Cash Flows From Investing Activities:
Payments for property, plant and equipment	(1,883)	—
Payments for intangibles	(975)	—
Net Cash Used in Investing Activities	(2,858)	—

Cash Flows From Financing Activities:
Proceeds from common stock issuances	138,093	93,623
Proceeds from other loans	—	5,632
Proceeds from notes payable	133,005	68,220
Net Cash Provided by Financing Activities	271,098	167,475

Effect of exchange rate in cash	55,603	(49,582)

Net Change in Cash	3,716	(74,229)
Cash at Beginning of Period	12	74,241
Cash at End of Period	$3,728	$12

Supplemental Cash Flow Information:
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—

Supplemental disclosure of non-cash financing activity:	—	—
Acquisition of patents	$7,599,745	$—
Note payable converted into common stock	$127,050	$—
Debt discount on convertible notes	$77,360	$68,220

The accompanying notes are an integral part of these consolidated financial statements.

GRAPHENE & SOLAR TECHNOLOGIES LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2021 AND 2020

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

Going Concern

The Company’s consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has not generated any revenues from operations to date and does not expect to do so in the foreseeable future. The Company has a stockholders’ deficit as of September 30, 2021. Furthermore, the Company has experienced recurring operating losses and negative operating cash flows since inception and has financed its working capital requirements during this period primarily through debt financing and the recurring sale of its equity securities.

As a result, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the consolidated financial statements are being issued. In addition, the Company’s independent registered public accounting firm, in their report on the Company’s consolidated financial statements for the year ended September 30, 2021, has also expressed substantial doubt about the Company’s ability to continue as a going concern.

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

The spread of a novel strain of coronavirus (COVID-19) around the world from the first half of 2020 has caused significant volatility in U.S. and international markets. There is significant uncertainty around the breadth and duration of business disruptions relate to COVlD-19, as well as its impact on the U.S. and international economies. The outbreak and any preventative or protective actions that governments or we may take in respect of this COVTD-19 may result in a period of business disruption. Any financial impact cannot be reasonably estimated at this time but may materially affect our future business and financial condition. The extent to which COVID-19 impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the COVID-19 and the actions required to contain the COVID-19 or treat its impact, among others.

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

At September 30, 2021, the Company had cash of $3,728 available to fund its operations. The Company needs to raise additional capital during the year ending September 30, 2022 to fund its ongoing business activities.

The amount and timing of future cash requirements during the year ended September 30, 2022, will depend on the extent of financing the Company is able to arrange. As market conditions present uncertainty as to the Company’s ability to secure additional funds, there can be no assurances that the Company will be able to secure additional financing on acceptable terms, or at all, as and when necessary to continue to conduct operations. If cash resources are insufficient to satisfy the Company’s ongoing cash requirements, the Company would be required to scale back or discontinue its technology and product development programs, or obtain funds, if available (although there can be no certainty), through the sale of mineral resource assets, through strategic alliances that may require the Company to relinquish rights to certain of its assets, or to discontinue its operations entirely.

Intangible Assets

We capitalize external costs, such as filing fees and associated attorney fees, incurred to obtain issued patents and patent license rights. We expense costs associated with maintaining and defending patents subsequent to their issuance in the period incurred. We amortize capitalized patent costs for internally generated patents on a straight-line basis for 7 years, which represents the estimated useful lives of the patents. The seven-year estimated useful life for internally generated patents is based on our assessment of such factors as: the integrated nature of the portfolios being licensed, the overall makeup of the portfolio over time, and the length of license agreements for such patents. The estimated useful lives of acquired patents and patent rights, however, have been and will continue to be based on a separate analysis related to each acquisition and may differ from the estimated useful lives of internally generated patents. The average estimated useful life of acquired patents is 6.7 years. We assess the potential impairment to all capitalized net patent costs when events or changes in circumstances indicate that the carrying amount of our patent portfolio may not be recoverable.

Assumed Liabilities

As a result of the acquisition of Cima Specialty Materials Ltd (CSML) from CIMA Nanotech Holdings Limited, “CNHL”, (a Cayman Island Registered company) the Company’s wholly owned subsidiary US Thin Film Corporation (USTFC) under the terms of the of the Share Sale and Purchase agreement the Company issued 3,000,000 shares of common stock for future liability settlement for assumed liabilities. The fair value of these future assumed liabilities of $720,000 was recorded as a stock receivable

Revenue recognition Policies (ASC 606)

The Company recognizes revenue on arrangements in accordance with ASC 606, Revenue from Contracts with Customers (“ASC 606”). The core principle of ASC 606 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services ASC 606 requires companies to assess their contracts to determine the timing and amount of revenue to recognize under the new revenue standard. The model has a five-step approach:

1.       Identify the contract with the customer.

2.       Identify the performance obligations in the contract.

3.       Determine the total transaction price.

4.       Allocate the total transaction price to each performance obligation in the contract.

5.       Recognize as revenue when (or as) each performance obligation is satisfied.

Disclosure of Rental Income

Rental income is not recognized as ‘operating revenue” but as ‘other income’ during the period of $15,703.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the financial statements of Graphene and its wholly-owned subsidiaries, Graphene and Solar Technologies Limited (“GSTXNZ) and US Thin-Film Corporation (“USTFC”). All significant inter-company balances and transactions within the Company have been eliminated upon consolidation.

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

Cash and Cash Equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments. As of September 30, 2021 and 2020, the Company had $3,728 and $12 in cash, respectively, and no cash equivalents.

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

There was no derivative activity in fiscal 2021 and 2020. Therefore, no derivative liabilities were recorded during the year ended September 30, 2021:

Fair Value Measurements Using Significant Observable Inputs (Level 3)

Balance - September 30, 2019	—
Addition of new derivatives recognized as debt discounts	—
Settled due to conversion of debt	—
Loss on change in fair value of the derivative	—
Balance – September 30, 2020	$—

Addition of new derivatives recognized as debt discounts	—
Settled due to conversion of debt	—
Loss on change in fair value of the derivative	—
Balance – September 30, 2021	$—

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

The Company is subject to U.S. federal income taxes and income taxes of various state tax jurisdictions. As the Company’s net operating losses have yet to be utilized, all previous tax years remain open to examination by Federal authorities and other jurisdictions in which the Company currently operates or has operated in the past. The Company had no unrecognized tax benefits as of September 30, 2021 and does not anticipate any material amount of unrecognized tax benefits within the next 12 months.

The Company accounts for uncertainties in income tax law under a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns as prescribed by GAAP. The tax effects of a position are recognized only if it is “more-likely-than-not” to be sustained by the taxing authority as of the reporting date. If the tax position is not considered “more-likely-than-not” to be sustained, then no benefits of the position are recognized. As of September 30, 2021, the Company had not recorded any liability for uncertain tax positions. In subsequent periods, any interest and penalties related to uncertain tax positions will be recognized as a component of income tax expense.

On December 22, 2017, the Tax Reform Act was signed into law. The Tax Reform Act is effective for tax years beginning on or after January 1, 2018, except for certain provisions, and resulted in significant changes to existing United States tax law, including various provisions that are expected to impact the Company. Among other provisions, the Tax Reform Act reduced the federal corporate tax rate from 35% to 21% effective January 1, 2018. The Company completed the accounting for the effects of the Tax Reform Act during the year ended September 30, 2020. Given that current deferred tax assets are offset by a full valuation allowance, these changes will have no impact on the balance sheet.

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

Intangible Assets/Patents

We capitalize external costs, such as filing fees and associated attorney fees, incurred to obtain issued patents and patent license rights. We expense costs associated with maintaining and defending patents subsequent to their issuance in the period incurred. We amortize capitalized patent costs for internally generated patents on a straight-line basis for 7 years, which represents the estimated useful lives of the patents. The seven-year estimated useful life for internally generated patents is based on our assessment of such factors as: the integrated nature of the portfolios being licensed, the overall makeup of the portfolio over time, and the length of license agreements for such patents. The estimated useful lives of acquired patents and patent rights, however, have been and will continue to be based on a separate analysis related to each acquisition and may differ from the estimated useful lives of internally generated patents. The average estimated useful life of acquired patents is 6.7 years. We assess the potential impairment to all capitalized net patent costs when events or changes in circumstances indicate that the carrying amount of our patent portfolio may not be recoverable.

Components of intangible assets are as follows:

	September 30, 2021	September 30, 2020
Patents	6,879,655	—
Accumulated amortization	(102,231)	—
Total patent costs, net	$6,777,424	$—

During the years ended September 3, 2021, and 2020, the Company recorded amortization expenses related to patents of $102,231 and $0.00, respectively.

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

During the year ended September 30, 2021, the Company issued 12,888,596 shares of the Company’s common stock to members of the Board of Directors, employees and consultants. The fair value of the shares, as determined by reference to the closing price of the Company’s common stock on each respective grant date, aggregated $6,293,499.

During the year ended September 30, 2020, the Company issued 3,000,000 shares of the Company’s common stock to members of the Board of Directors, employees and consultants. The fair value of the shares, as determined by reference to the closing price of the Company’s common stock on each respective grant date, aggregated $300,000, ($0.10 per share).

Total stock-based compensation expense was $5,158,500 and $300,000 for the years ended September 30, 2021 and 2020, respectively.

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

The common share equivalents of these securities have not been included in the calculations of loss per share because such inclusions would have an anti-dilutive effect as the Company has incurred losses during the years ended September 30, 2021 and 2020.

For the years ended September 30, 2021 and 2021, respectively, the following common stock equivalents were potentially dilutive.

	Years ended
	September 30,
	2021	2020
	(Shares)	(Shares)
Convertible notes payable	141,815	132,609

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

	September 30,	September 30,
	2021	2020

Spot AUD: USD exchange rate	$0.7206	$0.7108
Average AUD: USD exchange rate	$0.7508	$0.6789

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

3. Property and Equipment

Property and equipment as of September 30, 2021 and 2020 are summarized as follows:

	September 30,	September 30,
	2021	2020

Laboratory and factory equipment	$44,953	$44,342
Computers	5,114	3,481
Furniture and fixtures	36,959	36,239
	87,026	84,062
Less accumulated depreciation	(84,776)	(71,803)
Net property and equipment	$2,250	$12,259

Depreciation expense for the years ended September 30, 2021 and 2020 was $12,504 and $16,324, respectively.

4. Convertible Notes Payable

The Company’s material future contractual obligations by fiscal years as of September 30, 2021 and 2020 were as follows:

	September 30, 2021	September 30, 2020
Notes payable	$60,000	$60,000
Convertible notes payable	$168,967	$168,967

Notes Payable and Other Loans

During 2015 and 2016, the Company executed promissory notes payable with six individuals with an aggregate principal balance of $60,000. The notes were due on demand and included interest at 10%. As of September 30, 2021 and 2020, the total promissory notes payable balance was $96,710 and $90,923, including accrued interest of $36,710 and $30,710, respectively. On January 15, 2019, the holder of a note with a principal balance of $10,000 made demand for payment. To date, the note has not been paid.

During the year ended September 30, 2020 a Company Advisor, A. Liang, loaned the Company $5,623. The loan is a demand note at zero interest.

Convertible Notes Payable

On June 29, 2012, the Company issued convertible secured notes payable totaling $8,254,500 to a group of private investors. The notes matured on June 30, 2015. The notes, with interest at 15%, were convertible at the discretion of the holders, into common shares of the Company at the rate of $3.31 per share. Unable to make a required interest payment on March 31, 2014, the notes became due on demand. Effective June 17, 2014, with the noteholder approval, the assets securing the convertible notes were sold with the net proceeds of approximately $5,200,000 being distributed to the noteholders. Noteholders were to receive payment for the remaining balance due on the notes in the form of an exchange for the common stock of the Company at the rate of $3.31 per share. As of September 30, 2021 and 2020, noteholders representing $70,747 in outstanding principal had not requested the exchange of shares of common stock. As of September 30, 2021 and 2020, the exchange obligation payable was $158,285 and $147,673, including accrued interest of $87,537 and $76,926, respectively. As of September 30, 2021 and 2020, the exchange obligation was for 47,820 shares and 44,614 shares of common stock, respectively.

On February 1, 2016, the Company issued convertible secured note payable of $30,000 to an individual. The note was due on January 31, 2017 and included interest at 10%. The note was convertible at discretion of the holder into common shares of the Company at the rate of $0.50 per shares. The Company has not extended the maturity date and the note is in default. As of September 30, 2021 and 2020, the total convertible note payable balance was $46,997 and $43,997, including accrued interest of $16,997 and $13,997, respectively. As of September 30, 2021 and 2020, the exchange obligation was for 93,994 shares and 87,995 shares of common stock, respectively.

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

As of September 30, 2021 and 2020, the convertible note payable to Power Up totaled $0 and $0, net of an unamortized discount of $0 and $0; accrued interest on the convertible note payable totaled $0 and $0, respectively.

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

5. Stockholders’ Equity

Preferred Stock

No preferred shares have been designated by the Company as of September 30, 2021 and 2020.

Common Stock

The Company is authorized to issue up to 500,000,000 shares of common stock (par value $0.00001). As of September 30, 2021 and 2020, the Company had 343,237,369 shares and 246,248,723 shares of common stock issued and outstanding, respectively.

During the year ended September 30, 2021, the Company issued 96,998,646 shares of common stock as follows:

●	12,888,596 shares of the Company’s common stock to members of the Board of Directors, employees and consultants valued at $6,293,500 ($0.49 per share).

●	1,900,000 shares of the Company’s common stock at an average price of $0.073 per share for an aggregate purchase price of $138,093.

●	534,446 shares of the Company’s common stock for the conversion of debt totaling $204,010.

●	50,000,00 shares of the Company’s common stock to EKH International Co. Limited a beneficial entity of Rodney Young valued at $0.55 per share.

●	28,665,604 shares of the Company’s common stock for the acquisition of intangible assets valued at $6,879,745

●	3,000,000 shares of the Company’s common stock for the future liability settlement for assumed liabilities fair value of $720,000 recorded as stock receivable.

During the year ended September 30, 2020, the Company issued 3,798,956 shares of common stock as follows:

●	3,000,000 shares of the Company’s common stock to members of the Board of Directors, employees and consultants valued at $300,000 $0.10 per share based on the closing stock price on the date of grant.

●	798,956 shares of the Company’s common stock at an average price of $0.117 per share for an aggregate purchase price of $93,623.

6. Related Party Transactions

Due to related party

PGRNZ Limited, a management company controlled by the Company’s Chief Executive Officer, and a Company Director, provides management services to the Company for which the Company is charged $75,000(AUD) quarterly, approximately $54,045 (US). During the years ended September 30, 2021 and 2020, the Company incurred charges to operations of $309,150 (US) and $307,933 (US), respectively, with respect to this arrangement. During the year ended September 30, 2021, PGRNZ Limited charged to operations $309,150, approximately $225,000 as consulting fees and approximately $84,150 as administrative expenses. During the year ended September 30, 2020, PGRNZ Limited charged to operations $300,000 (AUD), approximately $213,240 as consulting fees and $94,693 (AUD), approximately $67,308 as administrative expenses.

During the year ended September 30, 2021, the Company borrowed $689,510 from PGRNZ Limited and repaid $496,174.

The Company’s Chief Executive Officer, and a Company Director, provides office facilities to the Company for which the Company is charged $6,000(AUD) monthly, approximately $4500 (US). During the years ended September 30, 2021 and 2020, the Company incurred charges to operations of $54,000 (US) and $51,180 (US), respectively, with respect to this arrangement.

 During the year ended September 30, 2020 the Company Chairman, F.J.Garafalo loaned the company $3,500. The loan is a demand note on zero interest.

As of September 30, 2021 and 2020, due to related parties was $947,826 and $717,075, respectively.

Due from related party

During September 2021 the Company approved and issued 50,000,000 shares to Rod Young who became a related party subsequent to this reporting period. The shares were fully expensed during the period

Stock-Based Compensation

During the years ended September 30, 2021 and 2020, stock-based compensation expense relating to directors, officers, affiliates and related parties was $6,293,368 and $300,000, respectively (Note 5).

7. Income Taxes

Graphene & Solar Technologies Limited was formed in 2010. Prior to the acquisition of Solar Quartz Technologies Limited (SQTL) New Zealand, now known as Graphene and Solar Technologies Limited (GSTLNZ) in July 2017, the Company only had operations in the United States. In July 2017, the Company became the parent of GSTLNZ., a wholly owned New Zealand subsidiary, which files tax returns in New Zealand.

The Company provides for income taxes under ASC 740, ”Income Taxes.” Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax basis of assets and liabilities and the tax rates in effect when these differences are expected to reverse. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

The net loss for the year ended September 30, 2021 was $34,814,944 however the stock-based compensation and the debt discount amortization of $33,793,499 and $102,139 respectively are not used in the calculations below.

For the years ended September 30, 2021 and 2020, the local (“United States of America”) and foreign components of loss before income taxes were comprised of the following:

	For the Years Ended
	September 30,
	2021	2020
Tax jurisdiction from:
- Local	$(338,679)	$(564,752)
- Foreign	(560,636)	(538,409)
Loss before income taxes	$(899,315)	$(1,103,161)

United States of America

Graphene & Solar Technologies Limited is subject to the tax laws of United States of America.

The income tax provision for the years ended September 30, 2021 and 2020, consists of the following:

	For the Years Ended
	September 30,
	2021	2020
Net income (loss)	$(338,679)	$(564,752)
Effective tax rate	21%	21%
Income tax expense (benefit)	(71,123)	(118,598)
Less: valuation allowance	71,123	118,598
Income tax expense (benefit)	$—	$—

Net deferred tax assets consist of the following components as of September 30, 2020 and 2019:

	September 30,	September 30,
	2021	2020
Net operating tax carryforwards	$2,460,213	$1,774,037
Valuation allowance	(2,460,213)	(1,774,037)
Net deferred tax asset	$—	$—

On December 22, 2017, the United States enacted the Tax Cuts and Jobs Act (the “Act”) resulting in significant modifications to existing law including lowering the corporate tax rate from 34% to 21%. In addition to applying the new lower corporate tax rate in 2018 and thereafter to any taxable income we may have, the legislation affects the way we can use and carry forward net operating losses previously accumulated and results in a revaluation of deferred tax assets and liabilities recorded on our balance sheet. The Company has completed the accounting for the effects of the Act during the year ended September 30, 2021. Given that current deferred tax assets are offset by a full valuation allowance, these changes will have no impact on the balance sheet.

At September 30, 2021 and 2020, the Company had $6,702,294 and $9,657,079 respectively of the U.S. net operating losses (the “U.S. NOLs”), which begin to expire beginning in 2039. NOLs generated in tax years prior to July 31, 2018, can be carryforward for twenty years, whereas NOLs generated after July 31, 2018 can be carryforward indefinitely

New Zealand

The Company’s subsidiary operating in New Zealand (“NZ”) are subject to the New Zealand Corporate Income Tax at a standard income tax rate range of 28% on the assessable income arising in New Zealand during its tax year. The reconciliation of income tax rate to the effective income tax rate for the years ended September 30, 2021 and 2020 is as follows:

	For the Years Ended
	September 30,
	2021	2020
Net income (loss)	$(560,636)	$(538,409)
Effective tax rate	28%	28%
Income tax expense (benefit)	(156,978)	(150,755)
Less: valuation allowance	156,978	150,755
Income tax expense (benefit)	$—	$—

Net deferred tax assets consist of the following components as of September 30, 2021 and September 30, 2020:

	September 30,	September 30,
	2021	2020
Net operating tax carryforwards	$906,786	$749,808
Valuation allowance	(906,786)	(749,808)
Net deferred tax asset	$—	$—

As of September 30, 2021, the operations in New Zealand incurred $560,636 of cumulative net operating losses which can be carried forward to offset future taxable income. The Company has provided for a full valuation allowance against the deferred tax assets of $1,310,444 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

The following table sets forth the significant components of the aggregate deferred tax assets of the Company as of September 30, 2021 and 2020:

	September 30,	September 30,
	2021	2020
Deferred tax assets:
Net operating tax carryforwards:
United States	$2,460,214	$1,774,047
New Zealand	906,786	749,808
Total	3,366,999	2,523,855
Valuation allowance	(3,366,999)	(2,523,855)
Net deferred tax asset	$—	$—

8. Subsequent Events

Subsequent to September 30, 2021, the Company:

a)	Issued 17,586,364 shares of common stock, consisting 7,386,364 shares issued in lieu of services rendered and 10,200,000 issued through new stock purchases. All shares were approved by the Board of Directors
b)	Rodney Young was appointed as Chairman of the Company on December 20, 2021.

The Company has evaluated events occurring subsequent to September 30, 2021 through to the date these financial statements were issued and has identified no additional events requiring disclosure.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There are no changes in nor disagreements with accountants on accounting and financial disclosure. Effective for May 7, 2020, the firm of M&K CPAS PLLC was engaged to serve as the new principal accountant to audit our financial statements. The decision to retain this accountant for the years ended Sept 30, 2020 and 2021 was approved by our board of directors.

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

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Our officers and directors are listed below. Our directors are generally elected at our annual shareholders’ meeting and hold office until the next annual shareholders’ meeting, or until their successors are elected and qualified. The executive officers are elected by the directors and serve at their discretion. Frank Garofalo resigned as Chairman and Director on May 6, 2021.

Name	Age	Position

Roger T. May	76	Chief Executive Officer; Director

David A.B. Halstead	75	Director and Interim CFO

Michael Selsman	82	Director

Jeffrey Freedman	75	Director

Juliana Tan	42	Director

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

Jeffrey Freedman.

Effective July 21, 2021, Jeffrey Freedman was elected to the Board of Directors of the Company. Mr. Freedman, aged 75, has a professional history spanning over 35 years predominantly in the Energy and Oilfield services industries and has held various executive level and finance positions and Board Directorships in companies in these sectors. These have included Financial Executive and Capital Markets Consultant at EcoStim Energy Solutions, Inc.; CEO and CFO at Petro River Oil Corp f/k/a Gravis Oil Corporation; Executive Vice President, Corporate Development and Board Member at Allis-Chalmers Energy, Inc.; Managing Director, Oilfield Service and Equipment at Prudential Securities and Managing Director, Oilfield Service and Equipment at Smith Barney. Jeffrey holds an MBA Finance and Investments from New York University, Stern School of Business and BSBA-Finance from Babson College.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table summarizes the compensation received by our principal executive and financial officers during the two years ended September 30, 2021.

Name and Principal Position	Fiscal Year	Salary (1)	Other Compensation (2)	Total

Roger May	2021	—	—	—
Chief Executive Officer	2020	213,240	—	213,240

David Halstead	2021	—	—	—
Director	2020	—	—	—
Interim Financial and Accounting Officer

Michael Selsman	2021	—	—	—
Director	2020	—	—	—

Jeffrey Freedman	2021	—	—	—
Director (appointed July 21, 2021)	2020	—

Juliana Tan	2021	—	—	—
Director	2020	—

(1)	The dollar value of base salary (cash and non-cash) earned.
(2)	All other compensation received that could not be properly reported in any other column of the table.

 Long-Term Incentive Plans. We do not provide our officers or employees with pension, stock appreciation rights, long-term incentive or other plans.

Employee Pension, Profit Sharing or other Retirement Plans. We do not have a defined benefit, pension plan, profit sharing or other retirement plan, although we may adopt one or more of such plans in the future.

Compensation of Directors During Years Ended September 30, 2021 and 2020. During the years ended September 30, 2021 and 2020, we did not compensate our directors for acting as such.

Compensation Committee Interlocks and Insider Participation. During the years ended September 30, 2021 and 2020, none of our officers was also a member of the compensation committee or a director of another entity, which other entity had one of its executive officers serving as one of our directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table shows the beneficial ownership of our common stock, as of September 30, 2021 (356,737,369 shares issued and outstanding) by (i) each person whom the company knows beneficially owns more than 5% of the outstanding shares of the common stock, (ii) each of the officers, (iii) each of the directors, and (iv) all the officers and directors as a group.

Unless otherwise indicated, each owner has sole voting and investment powers over his shares of common stock. Unless otherwise indicated, beneficial ownership is determined in accordance with the Rule 13d-3 promulgated under the Securities and Exchange Act of 1934, as amended, and includes voting or investment power with respect to shares beneficially owned.

	Number of Shares
	Beneficially		Percentage
Name and Address of Beneficial Owner (1)	Owned		of Class

Phoenix Global Holdings Limited	112,881,762	(2)	31.6%
6 Hills View Lane
Mangawhai, 0505 New Zealand

Pegasus Resources Limited	3,500,000	(2)	1.0%
6 Hills View Lane
Mangawhai, 0505 New Zealand

NZ Macro Limited	4,000,000	(3)	1.2%
6 Hills View Lane
Mangawhai, 0505 New Zealand

Michael Selsman	500,000		0.1%
23 Corporate Plaza Drive
Newport Beach, California 92660 USA

Roger May	116,381,762		32.6%
88 Lorimer Street
Docklands, Melbourne 3008 Australia

David A.B. Halstead	4,000,000	(3)	1.1%
6 Hills View Lane
Mangawhai, 0505 New Zealand

Juliana Tan	500,000		0.1%
23 Corporate Plaza Drive
Newport Beach, California 92660 USA

Jeffrey Freedman	500,000		0.1%
23 Corporate Plaza Drive
Newport Beach, California 92660 USA

All officers and directors as a group (4 persons)	121,381,762		34.02%

________________

(1)	Neither our officers and directors, nor any company they directly or indirectly control, has entered into any arrangements, agreements (including derivative agreements), or contracts that give or will give anyone else an interest in the company. The directors/officers have not used their shares of the company to secure a loan.
(2)	Roger May may be deemed to be the beneficial owner of the shares held on record by Phoenix Global Holdings Limited and also Pegasus Resources Limited as a result of him being the sole shareholder of this entity which is the trustee of Phoenix Global Holdings Limited.
(3)	David Halstead may be deemed to be the beneficial owner of the shares held of record by NZ Macro Limited as a result of his being the sole Director of the entity.

 ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

(a) None.

(b) The company considers Messrs. Halstead, Freedman and Selsman and Ms. Juliana Tan to be independent directors as such term is defined by the NASDAQ Rules or Rule 10A-3 of the Exchange Act.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

M&K CPAS PLLC of Houston was engaged to audit our financial statements for the year ended September 30, 2021. The following table shows the fees billed to us for the period presented by M&K CPAS PLLC and Pinnacle Accounting Group of Utah (Year Ended 2020).

	Year Ended	Year Ended
	September 30, 2021	September 30, 2020

Audit Fees	$37,000	$31,000
Audit-Related Fees	$—	$—
Tax Fees	$—	$—

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 24th day of May 2022.

By:	/s/ Roger May
Roger May, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Roger May	Chief Executive Officer	May 24, 2022
Roger May

/s/ David A.B. Halstead	Director & Interim CFO	May 24, 2022
David A.B. Halstead

/s/ Rodney Young	Director & Chairman	May 24, 2022
Rodney Young

/s/ Juliana Tan	Director	May 24, 2022
Juliana Tan

/s/ Michael Selsman	Director	May 24, 2022
Michael Selsman

/s/ Jeffrey Freedman	Director	May 24, 2022
Jeffrey Freedman