Form 10-Q
period 2021-12-31
Graphene & Solar Technologies Ltd
filed 2022-07-29
CIK 1497649

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2021

☐ Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission File Number: 333-174194

GRAPHENE & SOLAR TECHNOLOGIES LIMITED
(Exact name of registrant as specified in its charter)

colorado	27-2888719
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

23 Corporate Plaza Drive, Ste. 150

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

As of July 28, 2022, the registrant had 362,823,733 outstanding shares of common stock.

GRAPHENE & SOLAR TECHNOLOGIES LIMITED

FORM 10-Q

GRAPHENE & SOLAR TECHNOLOGIES LIMITED

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 31,	September 30,
	2021	2021
Assets
Current Assets:
Cash	$4,789	$3,728
Prepaid expenses	18,883	18,797
Other receivable	2,094	—
Total Current Assets	25,766	22,525
Other Assets:
Furniture and equipment, net of depreciation $85,626	2,002	2,250
Intellectual property – at cost, net of amortization 350,046	6,529,699	6,777,424
Other intangible assets – at cost	975	975

Total Assets	$6,558,442	$6,803,174

Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts payable and other payable	$2,270,721	$2,197,894
Accrued interest payable	161,061	154,412
Due to related party	1,040,838	947,826
Notes payable – in default	78,140	60,000
Convertible notes payable, net of discount $0 and $52,703 and $100,747 in default	168,967	173,038
Other loans and payables	5,677	6,383
Total Current Liabilities	3,725,404	3,539,553

Total Liabilities	3,725,404	3,539,553

Stockholders’ Deficit
Preferred stock: 10,000,000 shares authorized; $0.00001 par value; no shares issued and outstanding		—
Common stock: 500,000,000 shares authorized; $0.00001 par value; 362,823,733 and 346,248,723 shares issued and outstanding	3,633	3,437
Additional paid-in capital	62,427,147	49,922,922
Stock Receivable	(795,000)	(720,000)
Accumulated deficit	(58,901,398)	(46,050,640)
Accumulated other comprehensive income	98,657	107,902
Total Stockholders’ Deficit	2,833,038	3,263,621

Total Liabilities and Stockholders’ Deficit	$6,558,442	$6,803,174

The accompanying notes are an integral part of these consolidated financial statements.

GRAPHENE & SOLAR TECHNOLOGIES LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ending December 31,
	2021	2020

Revenues	$—	$—

Operating expenses
Professional Services	12,554,173	584,551
General and administrative	280,674	42,549
Total operating expenses	12,834,847	627,100

Loss from operations	(12,834,847)	(627,100)

Other income (expense)
Other income	4,682	2,191
Interest expense	(20,593)	(14,276)

Total other income (expense)	(15,911)	(12,085)

Net Income (Loss)	(12,850,758)	(639,185)

Other Comprehensive Income	(9,246)	(82,637)

Net Comprehensive Loss	$(12,860,004)	$(721,822)

Income (Loss) per share:
Basic and diluted	$(0.04)	$(0.00)

Weighted average shares outstanding	357,276,203	249,682,962

The accompanying notes are an integral part of these consolidated financial statements.

GRAPHENE & SOLAR TECHNOLOGIES LIMITED

 (Formerly Solar Quartz Technologies Corporation)

AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

(Unaudited)

Three Months Ended December 31, 2021 and 2020

						Accumulated	Total
	Common Stock		Additional	Stock	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Paid-in	Receivable	Deficit	Income	Deficit
Balance, September 30, 2021	343,237,369	3,437	49,922,922	(720,000)	(46,050,640)	107,902	3,263,621
Shares issued in connection with the sale of common stock	1,200,000	12	121,909	(75,000)	—	—	46,921
Stock-based compensation expense	18,386,364	184	12,382,316		—	—	12,382,500
Foreign currency translation adjustment	—	—	—			(9,246)	(9,246)
Net loss	—	—	—		(12,850,758)	—	(12,850,758)
Balance, December 31, 2021	362,823,733	3,633	62,427,147	(795,000)	(58,901,398)	98,656	2,833,038

						Accumulated	Total
	Common Stock		Additional	Stock	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Paid-in	Receivable	Deficit	Income	Deficit
Balance, September 30, 2020	246,248,723	2,463	9,508,943	—	(11,235,696)	52,015	(1,672,275)
Shares issued in connection with the sale of common stock	1,450,000	15	84,723	—	—	—	84,738
Stock-based compensation expense	3,100,000	31	404,969	—	—	—	405,000
Foreign currency translation adjustment	—	—	—	—	—	(82,637)	(82,637)
Net loss	—	—	—	—	(639,185)	—	(639,185)
Balance, December 31, 2020	250,798,723	2,509	9,998,635	—	(11,874,881)	(30,622)	(1,904,359)

The accompanying notes are an integral part of these consolidated financial statements.

GRAPHENE & SOLAR TECHNOLOGIES Limited

 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

For the Three-Month Period Ended December 31, 2021 and 2020

(Unaudited)

	2021	2020
Cash flows from operating activities
Net Income (loss)	$(12,850,758)	$(639,185)
Adjustments to reconcile net income/(loss) to net cash from operating activities:	—	—
Stock-based compensation	12,382,500	405,000
Depreciation expense	264	4,415
Amortization of intangibles	247,725	—
Amortization of discount	13,943	5,151
Change in operating assets and liabilities:
Accounts payable	69,776	110,005
Accrued interest payable	6,649	9,184
Pre-Payments	—	(13,247)
Other receivable	(2,094)
Due to related parties	87,046	5,445
Net cash used in operating activities	(44,949)	(113,232)
Cash flows from financing activities

Due to Affiliates	—	—
Proceeds from issuance of common stock	46,921	84,738
Issuance of short term note payable, net of OID	—	114,990
Net cash from financing activities	46,921	199,728
Effect of currency translations to cash flow	(911)	(83,242)
Net change in cash and cash equivalents	1,061	3,254
Beginning of period	3,728	12
End of period	$4,789	$3,266

Supplemental cash flow information	Quarter ended December 31,
	2021	2020
Interest paid	$—	$—
Taxes	—	—
Noncash investing and financing activities:
Debt discount	$—	$68,220

The accompanying notes are an integral part of these consolidated financial statements.

GRAPHENE & SOLAR TECHNOLOGIES Limited

 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION

These consolidated financial statements of Graphene & Solar Technologies Limited (GSTX or the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). In the opinion of management, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. Certain information, accounting policies and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to Securities and Exchange Commission (SEC) rules and regulations. These financial statements should be read along with Graphene & Solar’s audited financial statements as of September 30, 2021.

Going Concern – The Company has incurred cumulative net losses since inception of $59,265,035 December 31, 2021. Accordingly, it requires capital to fund working capital deficits and for future operating activities to take place. The Company’s ability to raise new funds through the future issuances of debt or common stock is unknown. The obtainment of additional financing, the successful development of a plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability of the Company to continue its operations is dependent on management’s plans, which include the raising of capital through debt and/or equity markets, with some additional funding from other traditional financing sources, including term notes, until such time that funds provided by operations are sufficient to fund working capital requirements. The Company may need to incur additional liabilities with certain related parties to sustain the Company’s existence. There can be no assurance that the Company will be able to raise any additional capital and therefore raise doubt about the Company’s ability to continue as a going concern.

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

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the accounting and disclosure rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). A summary of the significant accounting policies applied in the preparation of the accompanying financial statements can be found in the Company’s Annual Report in form 10-K for the year ended September 30, 2021.

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

Cash and Cash Equivalents-Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments. As of December 31, 2021 and September 30, 2021, the Company had $4,789 and $3,728 in cash, respectively and no cash equivalents.

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

There was no derivative activity in fiscal quarter ending December 31, 2021. Therefore, no derivative liabilities were recorded during the quarter ended December 31, 2021.

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

During the quarter ended December 31, 2021, the Company issued 18,386,364 shares of the Company’s common stock to members of the Board of Directors, employees and consultants. The fair value of the shares, as determined by reference market price of the Company’s common stock on each grant date, aggregated $12,382,500.

During the quarter ended December 31, 2020, the Company issued 3,100,000 shares of the Company’s common stock to members of the Board of Directors, employees and consultants. The fair value of the shares, as determined by reference market price of the Company’s common stock on each grant date, aggregated $405,000.

Total stock-based compensation expense was $12,382,500 and $405,000 for the quarters ended December 31, 2021 and 2020, respectively, of which $9,485,000 (13,500,000 shares) were issued to directors and considered related parties.

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

NOTE 3 – NOTES PAYABLE

The Company’s indebtedness as of December 31, 2021 and September 30, 2021 were as follows:

Description	December 31, 2021	September 30, 2021

Convertible notes	$168,967	$173,038
Notes Payable	$78,140	$60,000
Other loans	5,677	6,383

Notes Payable and Other Loans

During 2015 and 2016, the Company executed promissory notes payable with six individuals with an aggregate principal balance of $60,000. The notes were due on demand and included interest at 10%. As of December 30, 2021 and September 30, 2021, the total promissory notes payable balance was $98,222 and $96,710 including accrued interest of $38,222 and $36,710, respectively. On January 15, 2019, the holder of a note with a principal balance of $10,000 made demand for payment. To date, the note has not been paid.

During the year ended September 30, 2020 a Company Advisor, loaned the Company $5,811. The loan is a demand note at zero interest.

Convertible Notes Payable

As of December 31, 2021 and September 30, 2021, noteholders representing $70,747 in outstanding principal had not requested the exchange of shares of common stock. As of December 31, 2021 and September 30, 2021, the exchange obligation payable was $160,960 and $158,285 including accrued interest of $90,213 and $87,538, respectively. As of December 31, 2021 and September 30, 2021, the exchange obligation was for 48,628 shares and 47,820 shares of common stock, respectively.

On February 1, 2016, the Company issued convertible secured note payable of $30,000 to an individual. The note was due on January 31, 2017 and included interest at 10%. The note was convertible at discretion of the holder into common shares of the Company at the rate of $0.50 per shares. The Company has not extended the maturity date and the note is in default. As of December 31, 2021 and September 30, 2021, the total convertible note payable balance was $47,753 and $46,997, including accrued interest of $17,753 and $16,997 respectively. As of December 31, 2021 and September 30, 2021, the exchange obligation was for 95,507 shares and 93,995 shares of common stock, respectively.

On December 5, 2019, the Company issued a convertible note payable in the amount of $68,220. The convertible note bear interest at 10% and matured on December 5, 2021 the principal and accrued interest of this convertible note can be converted at the discretion of the holder into common shares at 45% discount to the ADR 20 days prior to notification of conversion. The majority shareholder agreed to increase authorized shares, if needed, in order to settle this debt. This note was discounted for the full amount and the amount of amortization during the period was $5,151.

NOTE 4- RELATED PARTY

PGRNZ Limited, a management company controlled by the Company’s Chief Executive Officer, and a Company Director, provides management services to the Company for which the Company is charged $75,000 (AUD) quarterly, approximately $50,914 (US). During the three months ended Dec 31, 2021 and 2020, the Company incurred charges to operations of $50,914 (US) and $50,914 (US), respectively, with respect to this arrangement.

As of December 31, 2021 and September 30, 2021, accrued expenses due to PGRNZ and other related parties was $1,040,838 and $947,826 respectively.

During December 2021, the Company approved and issued 10,000,000 shares ($7,000,000) to Rod Young who became a related party during this reporting period. The shares were fully expensed during the period.

During the quarters ended December 31, 2021 and 2020, stock-based compensation expense relating to directors, officers, affiliates and related parties was $2,485,000 (3,500,000 shares) and $1,030,150 (2,000,000 shares), respectively.

NOTE 5 – STOCKHOLDERS’ EQUITY

Common shares were issued resulting in an increase to capital stock of $196 and an increase to Additional Paid-in Capital of $12,504,225. 1,200,000 shares were issued for proceeds totaling $121,921, $75,000 of which is a stock receivable. The Company issued 18,386,364 shares of the Company’s common stock to members of the Board of Directors, employees and consultants for services rendered totaling $12,382,500 based on the closing market price on the date of grant, of which $9,485,000 (13,500,000 shares) were issued to directors and considered related parties. The Company has a total of 5,778,367 shares that remain approved, reserved and outstanding and not yet issued by the Transfer Agent at December 31, 2021.

NOTE 6 – INTANGIBLE ASSETS/PATENTS

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

	December 31, 2021	September 30, 2021
Patents	6,879,655	6,879,655
Accumulated amortization	(102,231)	(102,231)
Total patent costs, net	6,774,424	6,774,424

NOTE 7 – SUBSEQUENT EVENTS

The Company has evaluated events occurring subsequent to December 31, 2021 through to the date these financial statements were issued and has identified no additional events requiring disclosure.

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

FORWARD LOOKING STATEMENTS

The information contained in this Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve risks and uncertainties, including among other things, statements regarding our capital needs, business strategy and expectations. Any statement which does not contain a historical fact may be deemed to be a forward-looking statement. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology. In evaluating forward looking statements, you should consider various factors outlined in our Form 10-K report for the year ended September 30, 2021, filed with the U.S. Securities Exchange Commission (“SEC”) and, from time to time, in other reports we file with the SEC. These factors may cause our actual results to differ materially from any forward-looking statement. We disclaim any obligation to publicly update these statements or disclose any difference between our actual results and those reflected in these statements.

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

Results of Operations

For the fiscal quarters ended December 31, 2021 and December 31, 2020 we generated no revenues, and thus no cost of sales or gross profits.

For the fiscal quarters ended December 31, 2021 and December 31, 2020, we incurred $12,834,847 and $627,100, respectively, in operating expenses.

For the fiscal quarter ended December 31, 2021 we recorded other expenses of $20,593 while in the fiscal quarter ended December 31, 2020 we incurred expenses of $14,276 both items are represented by accrued interest on debt. Other income of $4,682 was earned in the fiscal quarter, December 31, 2021 and $2,191 in fiscal quarter, December 31, 2020.

For the fiscal quarter ended December 31, 2021, we reported net loss of $12,850,758 while in the fiscal quarter ended December 31, 2020, we reported a net loss before taxes of $639,185.

For the periods ended December 31, 2021 and September 30, 2021, our cash positions were $4,789 and $3,728 respectively.

As of December 31, 2021, we had total current liabilities of $3,725,404 while as of September 30, 2021, we had total current liabilities of $3,539,553, an increase of about 5%. Accrued interest payable increased from $154,412 to $161,061 on notes and other loans payable that decreased from $6,383 to $5,677 other accounts payable and related party debt that increased from $947,826 to $1,040,838 during the period.

Liquidity and Capital Resources

As of December 31, 2021, we had $25,766 in current assets and $3,725,404 in current liabilities. Accordingly, we had a working capital deficit of $3,699,638.

Operating activities used $44,949 for the quarter ended December 31, 2021, as compared to $113,232 for the quarter ended December 31, 2020.

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

GRAPHENE & SOLAR TECHNOLOGIES LIMITED

Date: July 29, 2022	By:	/s/ Roger May
Chief Executive Officer and Director