Form 10-Q
period 2022-03-31
Graphene & Solar Technologies Ltd
filed 2022-08-04
CIK 1497649

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2022

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

As of August 3, 2022 the registrant had 362,823,733 outstanding shares of common stock.

GRAPHENE & SOLAR TECHNOLOGIES LIMITED

FORM 10-Q

GRAPHENE & SOLAR TECHNOLOGIES LIMITED

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2022	September 30,
	(Unaudited)	2021
Assets
Current Assets:
Cash	$4,196	$3,728
Prepaid expenses	19,272	18,797
Total Current Assets	23,468	22,525
Other Assets:
Furniture and equipment, net of depreciation $88,560	1,799	2,250
Intellectual property – at cost, net of amortization $592,385	6,287,360	6,777,424
Other intangible assets – at cost	975	975
Other receivable	2,094

Total Assets	$6,315,696	$6,803,174

Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable and other payable	$2,359,324	$2,197,894
Accrued interest payable	165,897	154,412
Due to related parties	1,191,781	947,826
Notes payable – in default	78,705	60,000
Convertible notes payable, net of discount $52,703 and $100,747 in default	168,967	173,038
Other loans and payables	5,745	6,383
Total Current Liabilities	3,970,419	3,539,553

Total Liabilities	$3,970,419	$3,539,553

Stockholders’ Deficit:
Preferred stock: 10,000,000 shares authorized; $0.00001 par value; no shares issued and outstanding		—
Common stock: 500,000,000 shares authorized; $0.00001 par value; 362,823,733 and 246,248,723 shares issued and outstanding	3,633	3,437
Additional paid-in capital	62,427,147	49,922,922
Stock Receivable	(795,000)	(720,000)
Accumulated deficit	(59,341,703)	(46,050,640)
Accumulated other comprehensive income	51,200	107,902
Total Stockholders’ Deficit	2,345,277	3,263,621

Total Liabilities and Stockholders’ Deficit	$6,315,696	$6,803,174

The accompanying notes are an integral part of these consolidated financial statements.

GRAPHENE & SOLAR TECHNOLOGIES LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE
INCOME

(Unaudited)

	Three Months Ending March 31,		Six Months Ending March 31,
	2022	2021	2022	2021

Revenues	$—	$—	$—	$—

Operating expenses
Professional Services	172,282	3,545,803	12,726,455	4,130,354
General and administrative	269,782	38,801	550,456	81,350
Total operating expenses	442,064	3,584,604	13,276,911	4,211,704

Loss from operations	(442,064)	(3,584,604)	(13,276,911)	(4,211,704)

Other income (expense)
Other income	6,594	2,318	11,276	4,509
Interest expense	(4,835)	(15,551)	(25,428)	(29,827)

Total other income (expense)	1,759	(13,233)	(14,152)	(25,318)

Net Income (Loss)	$(440,305)	$(3,597,837)	$(13,291,063)	$(4,237,022)

Other Comprehensive Income	$(47,456)	$15,312	$(56,702)	$(67,325)

Net Comprehensive Loss	$(487,761)	$(3,582,525)	$(13,347,765)	$(4,304,347)

Income (Loss) per share:
Basic and diluted	$(0.00)	$(0.01)	$(0.04)	$(0.02)

Weighted average shares outstanding	362,823,733	253,168,937	360,019,487	251,406,796

The accompanying notes are an integral part of these consolidated financial statements.

GRAPHENE & SOLAR TECHNOLOGIES LIMITED

(Formerly Solar Quartz Technologies Corporation)

AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

(Unaudited)

Three and Six Months Ended March 31, 2022 and 2021

						Accumulated	Total
	Common Stock		Additional	Stock	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Paid-in	Receivable	Deficit	Income	Deficit

Balance, September 30, 2021	343,237,369	3,437	49,922,922	(720,000)	(46,050,640)	107,902	3,263,621
Shares issued in connection with the sale of common stock	1,200,000	12	121,909	(75,000)	—	—	46,921
Stock-based compensation expense	18,386,364	184	12,382,316	—	—	—	12,382,500
Foreign currency translation adjustment	—	—	—	—	—	(9,246)	(9,246)
Net loss	—	—	—	—	(12,850,758)	—	(12,850,758)
Balance, December 31, 2021	362,823,733	3,633	62,427,147	(795,000)	(58,901,398)	98,656	2,833,038
Shares issued in connection with the sale of common stock	—	—	—	—	—	—	—
Beneficial conversion discount on convertible notes payable		—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	(47,456)	(47,456)
Net loss	—	—	—	—	(440,305)	—	(440,305)
Balance, March 31, 2022	362,823,733	3,633	62,427,147	(795,000)	(59,341,703)	$51,200	$2,345,277

						Accumulated	Total
	Common Stock		Additional	Stock	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Paid-in	Receivable	Deficit	Income	Deficit

Balance,September 30, 2020	246,248,723	2,463	9,508,943	—	(11,235,696)	52,015	(1,672,275)
Shares issued in connection with the sale of common stock	1,450,000	15	84,723		—	—	84,738
Stock-based compensation expense	3,100,000	31	404,969	—	—	—	405,000
Foreign currency translation adjustment	—	—	—	—	—	(82,637)	(82,637)
Net loss	—	—	—	—	(639,185)	—	(639,185)
Balance, December 31, 2020	250,798,723	$2,509	$9,998,635		$(11,874,881)	$(30,622)	$(1,904,359)
Shares issued in connection with the sale of common stock	—	—	30,476	—	—	—	30,476
Beneficial conversion discount on convertible notes payable		—	43,475	—	—	—	43,475
Stock-based compensation expense	3,688,596	37	3,422,463	—	—	—	3,422,500
Foreign currency translation adjustment	—	—	—	—	—	15,312	15,312
Net loss	—	—	—	—	(3,597,837)	—	(3,597,837)
Balance, March 31, 2021	254,487,319	$2,546	$13,495,049	—	$(15,472,718)	$(15,310)	$(1,990,433)

The accompanying notes are an integral part of these consolidated financial statements.

GRAPHENE & SOLAR TECHNOLOGIES LIMITED

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

For the Six-Month Period Ended March 31, 2022 and 2021

(Unaudited)

	2022	2021
Cash flows from operating activities
Net Income (loss)	$(13,291,063)	$(4,237,022)
Adjustments to reconcile net income/(loss) to net cash from operating activities:
Stock-based compensation	12,382,500	3,827,500
Depreciation expense	521	8,986
Amortization of intangibles	490,064
Amortization of discount	13,943	12,582
Change in operating assets and liabilities:
Accounts payable	142,409	131,957
Accrued interest payable	11,485	14,603
Accrued liabilities
Other Receivables	(2,094)	—
Pre-Payments	—	(15,723)
Due to related parties	203,128	93,041
Net cash used in operating activities	(49,107)	(164,076)
Cash flows from financing activities

Due to Affiliates	—	—
Proceeds from issuance of common stock	46,921	115,214
Issuance of short term note payable, net of OID	—	115,000
Net cash from financing activities	46,921	230,214
Effect of currency translations to cash flow	(2,654)	(66,003)
Net change in cash and cash equivalents	468	135
Beginning of period	3,728	12
End of period	$4,196	$147

Supplemental cash flow information	Quarter ended March 31,
	2022	2021
Interest paid	$—	$—
Taxes	$—	$—
Noncash investing and financing activities:
Debt discount	—	43,475

The accompanying notes are an integral part of these consolidated financial statements.

GRAPHENE & SOLAR TECHNOLOGIES Limited

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION

These consolidated financial statements of Graphene &Solar Technologies Limited (GSTX or the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). In the opinion of management, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. Certain information, accounting policies and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to Securities and Exchange Commission (SEC) rules and regulations. These financial statements should be read along with Graphene & Solar Technologies’ audited financial statements as of September 30, 2021.

Going Concern – The Company has incurred cumulative net losses since inception of $59,705,339 at March 31, 2022. Accordingly, it requires capital to fund working capital deficits and for future operating activities to take place. The Company’s ability to raise new funds through the future issuances of debt or common stock is unknown. The obtainment of additional financing, the successful development of a plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability of the Company to continue its operations is dependent on management’s plans, which include the raising of capital through debt and/or equity markets, with some additional funding from other traditional financing sources, including term notes, until such time that funds provided by operations are sufficient to fund working capital requirements. The Company may need to incur additional liabilities with certain related parties to sustain the Company’s existence. There can be no assurance that the Company will be able to raise any additional capital and therefore raise doubt about the Company’s ability to continue as a going concern.

Future issuances of the Company’s equity or debt securities will be required for the Company to finance operations and continue as a going concern. The financial statements do not include any adjustments that may result from the outcome of these uncertainties.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Principles of Consolidation and Basis of Presentation — The consolidated financial statements include the accounts of Graphene & Solar Technologies Limited and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents-Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments. As of March 31, 2022 and 2021, the Company had $4,196 and $147 in cash, respectively, and no cash equivalents.

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

There was no derivative activity in fiscal quarter ending March 31, 2022. Therefore, no derivative liabilities were recorded during the quarter ended March 31, 2022.

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

During the quarter ended March 31, 2022, the Company issued no shares of the Company’s common stock.

Total stock-based compensation expense was $12,382,500 and $405,000 for the six-months ended March 31, 2022, of which $9,485,000 (13,500,000 shares) were issued to directors and considered related parties.

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

NOTE 3 – NOTES PAYABLE

The Company’s indebtedness as of March 31, 2022 and September 30, 2021 were as follows:

Description	March 31, 2022	September 30, 2021

Convertible notes	$168,967	$168,967
Notes Payable	$78,705	$60,000
Other loans	5,745	5,623

Notes Payable and Other Loans

During 2015 and 2016, the Company executed promissory notes payable with six individuals with an aggregate principal balance of $60,000. The notes were due on demand and included interest at 10%. As of March 31, 2022 and September 30, 2021, the total promissory notes payable balance was $99,701 and $96,710 including accrued interest of $39,701 and $36,710, respectively. On January 15, 2019, the holder of a note with a principal balance of $10,000 made demand for payment. To date, the note has not been paid.

During the year ended September 30, 2020 a Company Advisor, loaned the Company $5,781. The loan is a demand note at zero interest.

Convertible Notes Payable

As of March 31, 2022 and September 30, 2021, noteholders representing $70,747 in outstanding principal had not requested the exchange of shares of common stock. As of March 31, 2022 and September 30, 2021, the exchange obligation payable was $ 163,576.88 and $158,285.37 including accrued interest of $92,829 and $48,493, respectively. As of March 31, 2022 and September 30, 2021, the exchange obligation was for 49,419 shares and 47,820 shares of common stock, respectively.

On February 1, 2016, the Company issued convertible secured note payable of $30,000 to an individual. The note was due on January 31, 2017 and included interest at 10%. The note was convertible at discretion of the holder into common shares of the Company at the rate of $0.50 per shares. The Company has not extended the maturity date and the note is in default. As of March 31, 2022 and September 30, 2021, the total convertible note payable balance was $48,493 and $46,997, including accrued interest of $18,493 and $16,997 respectively. As of March 31, 2022 and 2021, the exchange obligation was for 96,986 shares and 93,995 shares of common stock, respectively.

On December 5, 2019, the Company issued a convertible note payable in the amount of $68,220. The convertible note bear interest at 10% and matures on December 5, 2021 the principal and accrued interest of this convertible note can be converted at the discretion of the holder into common shares at 45% discount to the ADR 20 days prior to notification of conversion. The majority shareholder agreed to increase authorized shares, if needed, in order to settle this debt. This note was discounted for the full amount and the amount of amortization during the period was $0.

NOTE 4- RELATED PARTY

PGRNZ Limited, a management company controlled by the Company’s Chief Executive Officer, and a Company Director, provides management services to the Company for which the Company is charged $75,000 (AUD) quarterly, approximately $56,115 (US). During the three months ended March 31, 2022 and 2021, the Company incurred charges to operations of $13,468 (US) and $16,888 (US), respectively, with respect to this arrangement.

As of March 31, 2022 and September 30, 2021, accrued expenses due to PGRNZ and other related parties was $1,191,781 and $947,826 respectively.

During six-months period ended March 31, 2022, the Company approved and issued 10,000,000 shares ($7,000,000) to Rod Young who became a related party during first quarter reporting period. The shares were approved, issued, and fully expensed during that period.

During six-months period ended March 31, 2022 and 2021, stock-based compensation expense relating to directors, officers, affiliates and related parties was $2,485,000 (3,500,000 shares) and $1,030,150 (2,000,000 shares), respectively.

NOTE 5 – STOCKHOLDERS’ EQUITY

Other than for Stock based compensation (see Note 2), 1,200,000 new common shares were issued during the six- month period ending March 31, 2022 for net proceeds totaling $46,921.

The Company has a total of 5,778,366 shares that remain approved, reserved and outstanding and not yet issued by the Transfer Agent at March 31, 2022

NOTE 6 – COMMITMENTS & CONTINGENCIES

Contingencies

From time to time, we may be involved in routine legal proceedings, as well as demands, claims and threatened litigation that arise in the normal course of our business. The ultimate amount of liability, if any, for any claims of any type (either alone or in the aggregate) may materially and adversely affect our financial condition, results of operations and liquidity. In addition, the ultimate outcome of any litigation is uncertain. Any outcome, whether favorable or unfavorable, may materially and adversely affect us due to legal costs and expenses, diversion of management attention and other factors. We expense legal costs in the period incurred. We cannot assure you that additional contingencies of a legal nature or contingencies having legal aspects will not be asserted against us in the future, and these matters could relate to prior, current or future transactions or events. As of March 31, 2022, there were no pending or threatened litigation against the Company.

NOTE 7 – INTANGIBLE ASSETS/PATENTS

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

	March 30, 2022	March 30, 2021
Patents	6,879,745	—
Accumulated amortization	(592,385)	—
Total patent costs, net	6,287,360	—

NOTE 8 – SUBSEQUENT EVENTS

The Company has evaluated events occurring subsequent to March 31, 2022 through to the date these financial statements were issued and has identified no additional events requiring disclosure.

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

Overview

We are primarily focused on the early development of new graphene enabled photovoltaic solar modules, including graphene enabled covered thin-film solar panels. In this production initiative, we entered into a non-binding Letter of Intent for a joint venture with NanoGraphene, Inc. (doing business as GrapheneCA), a New York based manufacturer with five years’ experience in the manufacture of pure graphene and of the development of newly evolving graphene enhanced high-tech applications, to jointly develop graphene enhanced solar solutions. Of substantial importance, the principal of GrapheneCA has twelve years of experience in the design, construction and establishment of numerous thin film solar production factories through-out the U.S., Europe and Asia. As of March 31,2022, the joint venture has not been formed nor have there been any operations related to the joint venture.

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

The portfolio includes several unique and specialized patents, patent applications and new inventions. They cover proprietary transparent conductive thin-film patented technologies from (1) basic manufacturing, (2) chemical formulation, (3) coating processes,(4) final product construct, to (5) transparent conductive thin film technology. Confirming the acquired patent assets as being extremely valuable for US Thin-Film Corporation and its parent, GSTX.

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

Results of Operations

For the fiscal quarters ended March 31, 2022 and 2021, we generated no revenues, and thus no cost of sales or gross profits.

For the fiscal quarters ended March 31, 2022 and 2021, we incurred $13,276,911 and $4,211,704 respectively in operating expenses.

For the fiscal quarter ended March 31, 2022 we recorded other expenses of $25,428, while in the fiscal quarter ended March 31, 2021, we incurred expenses of $29,827; both items are represented by accrued interest on debt. Other income of $11,276 was earned in the fiscal quarter, March 31, 2022.

For the six months ended March 31, 2022, we reported net loss before taxes of $13,291,063 while in the six months ended March 31, 2021, we reported a net loss before taxes of $4,237,022. Since there were no tax obligations in either year, net income / loss in each year was the same as that reported before taxes.

For the periods ended December 31, 2021 and March 31, 2022, our cash positions were $4,789 and $4,196 respectively.

As of March 31, 2022, we had total current liabilities of $3,970,419 while as of September 30, 2021, we had total current liabilities of $3,539,553 an increase of about 12%. Accrued interest payable increased from $154,412 to $165,897 all attributable to accruals on the loans and the convertible notes payable.

Liquidity and Capital Resources

As of March 31, 2022, we had $23,468 in total current assets and $3,970,419 in total current liabilities. Accordingly, we had a working capital deficit of $3,946,951.

Operating activities used $49,292 in cash for the quarter ended March 31, 2022, as compared to $164,076 for the quarter ended March 31, 2021.

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

GRAPHENE & SOLAR TECHNOLOGIES LIMITED

Date: August 4, 2022	By:	/s/ Roger May
Chief Executive Officer and Director