Form 10-Q
period 2022-06-30
Graphene & Solar Technologies Ltd
filed 2022-08-18
CIK 1497649

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2022

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

As of August 17, 2022, the registrant had 362,823,733 outstanding shares of common stock.

GRAPHENE & SOLAR TECHNOLOGIES LIMITED

FORM 10-Q

GRAPHENE & SOLAR TECHNOLOGIES LIMITED

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
	2022 (Unaudited)	2021
Assets
Current Assets:
Cash	$3,272	$3,728
Prepaid expenses	18,252	18,797
Total Current Assets	21,524	22,525
Other Assets:
Furniture and equipment, net of depreciation $81,629	1,569	2,250
Intellectual property – at cost, net of amortization $837,417	6,042,328	6,777,424
Other intangible assets – at cost	975	975
Other receivable	2,094	—

Total Assets	$6,068,490	$6,803,174

Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable and other payable	$2,398,987	$2,197,894
Accrued interest payable	171,476	154,412
Due to related parties	1,205,635	947,826
Notes payable – in default	77,223	60,000
Convertible notes payable, net of discount $52,703 and $100,747 in default	168,967	173,038
Other loans and payables	5,567	6,383
Total Current Liabilities	4,027,855	3,539,553

Total Liabilities	$4,027,855	$3,539,553

Stockholders’ Deficit:
Preferred stock: 10,000,000 shares authorized; $0.00001 par value; no shares issued and outstanding	—	—
Common stock: 500,000,000 shares authorized; $0.00001 par value; 362,823,733 and 343,237,369 shares issued and outstanding	3,633	3,437
Additional paid-in capital	62,427,147	49,922,922
Stock Receivable	(795,000)	(720,000)
Accumulated deficit	(59,784,324)	(46,050,640)
Accumulated other comprehensive income	189,179	107,902
Total Stockholders’ Deficit	2,040,635	3,263,621

Total Liabilities and Stockholders’ Deficit	$6,068,490	$6,803,174

The accompanying notes are an integral part of these consolidated financial statements.

GRAPHENE & SOLAR TECHNOLOGIES LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ending June 30		Nine Months Ending June 30
	2022	2021	2022	2021
Revenues	$—	$—	$—	$—

Operating expenses
Professional Services	166,256	625,077	12,892,711	4,755,431
General and administrative	278,762	35,567	829,218	116,917
Total operating expenses	445,018	660,664	13,721,929	4,872,348

Loss from operations	(445,018)	(660,664)	(13,721,929)	(4,872,348)

Other income (expense)
Other income	7,288	6,656	18,564	11,165
Interest expense	(4,891)	(99,267)	(30,319)	(129,094)

Total other income (expense)	2,397	(92,611)	(11,755)	(117,929)

Net Income (Loss)	$(442,621)	$(753,255)	$(13,733,684)	$(4,990,277)

Other Comprehensive Income	$137,979	$16,078	$81,277	$51,247

Net Comprehensive Loss	$(304,644)	$(737,177)	$(13,652,409)	$(4,939,030)

Income (Loss) per share:
Basic and diluted	$(0.00)	$(0.00)	$(0.04)	$(0.02)

Weighted average shares outstanding	362,823,733	255,844,773	360,954,236	252,945,462

The accompanying notes are an integral part of these consolidated financial statements.

GRAPHENE & SOLAR TECHNOLOGIES LIMITED

(Formerly Solar Quartz Technologies Corporation)

AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

(Unaudited)

Three and Nine Months Ended June 30, 2022 and 2021

						Accumulated	Total
	Common Stock		Additional	Stock	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Paid-in	Receivable	Deficit	Income	Deficit

Balance, September 30, 2021	343,237,369	3,437	49,922,922	(720,000)	(46,050,640)	107,902	3,263,621
Shares issued in connection with the sale of common stock	1,200,000	12	121,909	(75,000)	—	—	46,921
Stock-based compensation expense	18,386,364	184	12,382,316	—	—	—	12,382,500
Foreign currency translation adjustment	—	—	—	—	—	(9,246)	(9,246)
Net loss	—	—	—	—	(12,850,758)	—	(12,850,758)
Balance, December 31, 2021	362,823,733	3,633	62,427,147	(795,000)	(58,901,398)	98,656	$2,833,038
Shares issued in connection with the sale of common stock	—	—	—	—	—	—	—
Beneficial conversion discount on convertible notes payable		—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	(47,456)	(47,456)
Net loss	—	—	—	—	(440,305)	—	(440,305)
Balance, March 31, 2022	362,823,733	3,633	62,427,147	(795,000)	(59,341,703)	51,200	$2,345,277
Shares issued in connection with the sale of common stock	—	—	—	—	—	—	—
Beneficial conversion discount on convertible notes payable	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	137,979	137,979
Net loss	—	—	—	—	(442,621)	—	(442,621)
Balance, June 30, 2022	362,823,733	3,633	62,427,147	(795,000)	(59,784,324)	189,179	$2,040,635

						Accumulated	Total
	Common Stock		Additional	Stock	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Paid-in	Receivable	Deficit	Income	Deficit

Balance, September 30, 2020	246,248,723	2,463	9,508,943	—	(11,235,696)	52,015	(1,672,275)
Shares issued in connection with the sale of common stock	1,450,000	15	84,723		—	—	84,738
Stock-based compensation expense	3,100,000	31	404,969	—	—	—	405,000
Foreign currency translation adjustment	—	—	—	—	—	(82,637)	(82,637)
Net loss	—	—	—	—	(639,185)	—	(639,185)
Balance, December 31, 2020	250,798,723	$2,509	$9,998,635	—	$(11,874,881)	$(30,622)	$(1,904,359)
Shares issued in connection with the sale of common stock	—	—	30,476	—	—	—	30,476
Beneficial conversion discount on convertible notes payable		—	43,475	—	—	—	43,475
Stock-based compensation expense	3,688,596	37	3,422,463	—	—	—	3,422,500
Foreign currency translation adjustment	—	—	—	—	—	15,312	15,312
Net loss	—	—	—	—	(3,597,837)	—	(3,597,837)
Balance, March 31, 2021	254,487,319	$2,546	$13,495,049	—	$(15,472,718)	$(15,310)	$(1,990,433)
Shares issued in connection with the sale of common stock	450,000	5	22,874	—	—	—	22,879
Shares issued in connection with conversion of notes payable	534,446	7	127,043	—	—	—	127,050
Stock-based compensation expense	1,100,000	11	480,989	—	—	—	481,000
Beneficial conversion discount on convertible notes payable	—	—	33,885	—	—	—	33,885
Foreign currency translation adjustment	—	—	—	—	—	16,078	16,078
Net loss	—	—	—	—	(753,225)	—	(753,225)
Balance, June 30, 2021	256,571,765	$2,569	$14,159,840	—	$(16,225,973)	$768	$(2,062,796)

The accompanying notes are an integral part of these consolidated financial statements.

GRAPHENE & SOLAR TECHNOLOGIES LIMITED

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

For the Nine-Month Period Ended June 30, 2022 and 2021

(Unaudited)

	2022	2021
Cash flows from operating activities
Net Income (loss)	$(13,733,684)	$(4,990,277)
Adjustments to reconcile net income/(loss) to net cash from operating activities:
Stock-based compensation	12,382,500	4,308,500
Depreciation expense	611	12,403
Amortization of intangibles	735,096	—
Amortization of discount	13,943	106,670
Change in operating assets and liabilities:
Accounts payable	225,056	191,526
Accrued interest payable	17,064	21,714
Other Receivables	(2,094)	—
Pre-Payments	—	(15,579)
Due to related parties	312,045	146,633
Net cash used in operating activities	(49,463)	(218,410)

Cash flows from investing activities
Cash paid for purchase of fixed assets	—	(381)
Net cash used in investing activities	—	(381)

Cash flows from financing activities
Proceeds from issuance of common stock	46,921	138,093
Issuance of short term note payable, net of OID	—	133,785
Net cash from financing activities	46,921	271,878
Effect of currency translations to cash flow	2,086	(51,929)
Net change in cash and cash equivalents	(456)	1,158
Beginning of period	3,728	12
End of period	$3,272	$1,170

Supplemental cash flow information	Quarter ended June 30,
	2022	2021
Interest paid	$—	$—
Taxes	$—	$—
Noncash investing and financing activities:
Debt discount on convertible notes	—	77,360
Conversion of loan principal & accrued interest into shares		127,050

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

Going Concern – The Company has incurred cumulative net losses since inception of $59,784,322 at June 30, 2022. Accordingly, it requires capital to fund working capital deficits and for future operating activities to take place. The Company’s ability to raise new funds through the future issuances of debt or common stock is unknown. The obtainment of additional financing, the successful development of a plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability of the Company to continue its operations is dependent on management’s plans, which include the raising of capital through debt and/or equity markets, with some additional funding from other traditional financing sources, including term notes, until such time that funds provided by operations are sufficient to fund working capital requirements. The Company may need to incur additional liabilities with certain related parties to sustain the Company’s existence. There can be no assurance that the Company will be able to raise any additional capital and therefore raise doubt about the Company’s ability to continue as a going concern.

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

Cash and Cash Equivalents – Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments. As of June 30, 2022 and 2021, the Company had $3,272 and $1,170 in cash, respectively, and no cash equivalents.

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

There was no derivative activity in fiscal quarter ending June 30, 2022. Therefore, no derivative liabilities were recorded during the quarter ended June 30, 2022.

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

During the quarter ended June 30, 2022, the Company issued no shares of the Company’s common stock.

Total stock-based compensation expense was $12,382,500 and $405,000 for the nine-months ended June 30, 2022, of which $9,485,000 (13,500,000 shares) were issued to directors and considered related parties.

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

NOTE 3 – NOTES PAYABLE

The Company’s indebtedness as of June 30, 2022 and September 30, 2021 were as follows:

Description	June 31, 2022	September 30, 2021

Convertible notes	$168,967	$168,967
Notes Payable	$77,912	$60,000
Other loans	5,567	5,623

Notes Payable and Other Loans

During 2015 and 2016, the Company executed promissory notes payable with six individuals with an aggregate principal balance of $60,000. The notes were due on demand and included interest at 10%. As of June 30, 2022 and September 30, 2021, the total promissory notes payable balance was $99,701 and $96,710 including accrued interest of $39,701 and $36,710, respectively. On January 15, 2019, the holder of a note with a principal balance of $10,000 made demand for payment. To date, the note has not been paid.

During the year ended September 30, 2020 a Company Advisor, loaned the Company $5,781. The loan is a demand note at zero interest.

Convertible Notes Payable

As of June 30, 2022 and September 30, 2021, noteholders representing $70,747 in outstanding principal had not requested the exchange of shares of common stock. As of June 30, 2022 and September 30, 2021, the exchange obligation payable was $168,967.46 and $158,285.37 including accrued interest of $95,475 and $48,493, respectively. As of June 30, 2022 and September 30, 2021, the exchange obligation was for 49,419 shares and 47,820 shares of common stock, respectively.

On February 1, 2016, the Company issued convertible secured note payable of $30,000 to an individual. The note was due on January 31, 2017 and included interest at 10%. The note was convertible at discretion of the holder into common shares of the Company at the rate of $0.50 per shares. The Company has not extended the maturity date and the note is in default. As of June 30, 2022 and September 30, 2021, the total convertible note payable balance was $48,493 and $46,997, including accrued interest of $18,493 and $16,997 respectively. As of June 30, 2022 and 2021, the exchange obligation was for 96,986 shares and 93,995 shares of common stock, respectively.

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

NOTE 4- RELATED PARTY

PGRNZ Limited, a management company controlled by the Company’s Chief Executive Officer, and a Company Director, provides management services to the Company for which the Company is charged $75,000 (AUD) quarterly, approximately $54,450 (US). During the three months ended June 30, 2022 and 2021, the Company incurred charges to operations of $13,068 (US) and $16,888 (US), respectively, with respect to this arrangement.

As of June 30, 2022 and September 30, 2021, accrued expenses due to PGRNZ and other related parties was $1,205,635 and $947,826 respectively.

During nine-months period ended June 30, 2022, the Company approved and issued 10,000,000 shares ($7,000,000) to Rod Young who became a related party during first quarter reporting period. The shares were approved, issued, and fully expensed during that period.

During nine-months period ended June 30, 2022 and 2021, stock-based compensation expense relating to directors, officers, affiliates and related parties was $2,485,000 (3,500,000 shares) and $1,030,150 (2,000,000 shares), respectively.

NOTE 5 – STOCKHOLDERS’ EQUITY

Other than for Stock based compensation (see Note 2), 1,200,000 new common shares were issued during the nine- month period ending June 30, 2022 for net proceeds totaling $46,921.

The Company has a total of 5,778,366 shares that remain approved, reserved and outstanding and not yet issued by the Transfer Agent at June 30, 2022

NOTE 6 – COMMITMENTS & CONTINGENCIES

Contingencies

From time to time, we may be involved in routine legal proceedings, as well as demands, claims and threatened litigation that arise in the normal course of our business. The ultimate amount of liability, if any, for any claims of any type (either alone or in the aggregate) may materially and adversely affect our financial condition, results of operations and liquidity. In addition, the ultimate outcome of any litigation is uncertain. Any outcome, whether favorable or unfavorable, may materially and adversely affect us due to legal costs and expenses, diversion of management attention and other factors. We expense legal costs in the period incurred. We cannot assure you that additional contingencies of a legal nature or contingencies having legal aspects will not be asserted against us in the future, and these matters could relate to prior, current or future transactions or events. As of June 30, 2022, there were no pending or threatened litigation against the Company.

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

	June 30, 2022	June 30, 2021
Patents	6,879,745	—
Accumulated amortization	(837,417)	—
Total patent costs, net	6,042,328	—

NOTE 8 – SUBSEQUENT EVENTS

The Company has evaluated events occurring subsequent to June 30, 2022 through to the date these financial statements were issued and has identified no additional events requiring disclosure.

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

Overview

We are primarily focused on the early development of new graphene enabled photovoltaic solar modules, including graphene enabled covered thin-film solar panels. In this production initiative, we entered into a non-binding Letter of Intent for a joint venture with NanoGraphene, Inc. (doing business as GrapheneCA), a New York based manufacturer with five years’ experience in the manufacture of pure graphene and of the development of newly evolving graphene enhanced high-tech applications, to jointly develop graphene enhanced solar solutions. Of substantial importance, the principal of GrapheneCA has twelve years of experience in the design, construction and establishment of numerous thin film solar production factories through-out the U.S., Europe and Asia. As of June 30,2022, the joint venture has not been formed nor have there been any operations related to the joint venture.

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

Results of Operations

For the fiscal quarters ended June 30, 2022 and 2021, we generated no revenues, and thus no cost of sales or gross profits.

For the fiscal quarters ended June 30, 2022 and 2021, we incurred $445,018 and $660,644 respectively in operating expenses.

For the fiscal quarter ended June 30, 2022 we recorded other expenses of $4,891, while in the fiscal quarter ended June 30, 2021, we incurred expenses of $99,267; both items are represented by accrued interest on debt. Other income of $7,288 was earned in the fiscal quarter, June 30, 2022.

For the nine months ended June 30, 2022, we reported net loss before taxes of $13,733,684 while in the nine months ended June 30, 2021, we reported a net loss before taxes of $4,990,277. Since there were no tax obligations in either year, net income / loss in each year was the same as that reported before taxes.

For the periods ended June 30, 2022 and June 30, 2021, our cash positions were $3,272 and $1,170 respectively.

As of June 30, 2022, we had total current liabilities of $4,027,855 while as of September 30, 2021, we had total current liabilities of $3,539,553 an increase of about 14%. Accrued interest payable increased from $154,412 to $171,476 all attributable to accruals on the loans and the convertible notes payable.

Liquidity and Capital Resources

As of June 30, 2022, we had $21,524 in total current assets and $4,027,855 in total current liabilities. Accordingly, we had a working capital deficit of $4,006,331.

Operating activities used $49,463 in cash for the quarter ended June 30, 2022, as compared to $218,410 for the quarter ended June 30, 2021.

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

GRAPHENE & SOLAR TECHNOLOGIES LIMITED

Date: August 18, 2022	By:	/s/ Roger May
Chief Executive Officer and Director