Form 10-K
period 2022-09-30
Graphene & Solar Technologies Ltd
filed 2023-04-12
CIK 1497649

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2022

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

The aggregate market value of the voting stock held by non-affiliates of the registrant on September 30, 2022 was approximately $38,307,530.00

As of April 12, 2023, the registrant had 374,542,610 outstanding shares of common stock.

Documents Incorporated by Reference: None

Part IV		25

Item 15.	Exhibits and Financial Statements Schedules.	25

	Signatures	26

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

We caution that the factors described herein, and other factors could cause our actual results of operations and financial condition to differ materially from those expressed in any forward-looking statements we make and that investors should not place undue reliance on any such forward-looking statements. Further, any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of anticipated or unanticipated events or circumstances. New factors emerge from time to time, and it is not possible for us to predict all of such factors. Further, we cannot assess the impact of each such factor on our results of operations or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

 PART I

ITEM 1. BUSINESS

Overview.

We are primarily focused on providing the materials and technologies for a greener future. GSTX has a portfolio of projects in the cleantech are with:

•	Patented and novel technologies.
•	Proven products with exclusive geographical distribution rights.
•	Ground-breaking new innovations.
•	Mineral resources that critical to the high-tech supply chain.

These investments focus on global opportunities, multi-billion-dollar industries, with a significant positive environmental impact. GSTX is focused on projects with exceptionally strong business opportunities, taking advantage of the environmental and supply chain challenges the world faces at present. GSTX is currently focused on supplying advanced materials to existing manufacturers and water harvesting products to market.

Advanced Materials

A portfolio of proprietary technologies for upstream manufacturing material supply into high tech markets including solar, semiconductor, defence.

•	The Dragonfly range of transparent conductive thin films.
•	High purity quartz sand production.
•	High purity graphite production.

Water Technologies

A portfolio of products and technologies for providing clean drinkable water for consumers and industry.

•	Ambient water harvesting equipment.
•	The company is also exploring opportunities in water remediation, oils spill clean-up.

The Company is also exploring acquisition opportunities for Critical Resources Assets (Minerals with identified supply chain risk), zero emission fossil fuel replacement, green hydrogen, and ammonia production.

Operational Overview.

US Thin Films

US Thin-Film Corporation, a 100% owned subsidiary of GSTX holds a Patent Portfolio (IP) relating to the novel leading-edge production of conductive transparent thin films. The thin films are based on a conductive nanoparticle technology, an innovative conductive coating that self-assembles into a random mesh-like network pattern when coated, providing excellent electrical conductivity, high transparency, and flexibility. The Technology was founded and developed in Israel and has built up significant R&D profile for over 15 years with more than USD $90 Million invested. The technology has won several international touchscreen technology awards.

Applications of the proprietary thin film in existing electronics applications outperforms current materials. Key applications include: Electromagnetic Interference (EMI) Shielding, Flexible Transparent Antennas (4G/5G communications), Transparent Heaters (windows, goggles, etc), Touch Displays (monitors, phones, tablets), Photovoltaic, OLED Lighting, Flexible Displays, Sensors, and numerous other electronic applications

The US Thin-Film technology is superior to traditional/existing technology with multiple times the electrical conductivity of conventional ITO based transparent conductive films with a simple manufacturing method protected by the company’s patent portfolio.

The company is presently in discussions with several contract manufacturing groups to produce initial samples of its thin film technology, branded Dragonfly film, for product qualification and pre-sales activity purposes.

Water Harvesting

Water scarcity is at the center of the world’s most significant challenges. The United Nations estimates approximately 30% of the world’s population will face severe water shortages by 2025. Many people do not realise that the atmosphere, the air we breathe, contains a significant amount of water. Humidity is water in the air. Air can hold 1-2 ounces of water per cubic yard. At any one instant, the Earth’s atmosphere contains 37.5 trillion gallons of water vapor – enough to cover the entire surface of the planet with 1.5 inches of rain if condensed.

In parallel, massive population growth and urbanisation has led to an unprecedented demand for fresh water. Investment in infrastructure has been woefully inadequate, resulting in severe and critical water stress globally.

There are an estimated 13 trillion litres (3.4 trillion gal) of water floating in the atmosphere at any one time. There is 6 times as much fresh water in the air as in all rivers and lakes in the world.

The Company is continuing commercialization of a unique water harvesting technology utilizing modular, self-contained units that can be solar or grid powered, and deployed in urban and rural environments. The water harvesters will extract moisture from the ambient air and collect as 100% pure fresh water. Each domestic water harvester will be capable of generating 30-50 liters (8-13 gal) of pure fresh water per day for personal use, with commercial models collecting up to 50,000 liters (13,000 gal) per day. The 100% pure H20 extracted from the atmosphere is also suitable for industrial use in green hydrogen production and pharmaceutical, semiconductor processing plants.

A 100% operational subsidiary has been established for the water harvesting products. It will trade as Adaquo, which is a Latin verb meaning to supply water. The company has engaged the services of two industry veterans (20+ years experience) to assist with commercialization of the technology.

Whilst still undertaking in house development of the company’s proprietary solid-state technology, the company is also exploring opportunities to license and distribute existing products that have been market proven on an exclusive geographical basis.

Quartz Material.

The company has significant technical expertise and experience in the high purity quartz sector. Initially, the company focused upon acquiring resources and developing high purity silica (99.9% purity) into commercial grade high purity quartz sand (HPQS 99.997% purity). HPQS is essential for the production of semiconductors and photovoltaic solar panels.

Although the enterprise was successful in identifying substantial resources and valuable customers in Japan, China, South Korea, Taiwan and South-East Asia, the company was unable to secure funding to scale to meet demand for HPQS product, largely due to complications with the onset of Covid-19 in March 2020. The COVID Pandemic saw significant disruption to the global solar and semiconductor manufacturing sector. This had significant flow on effects to HPQS market. It is anticipated that by mid-2023 the sector will be substantially recovered to pre-covid levels of production and associated demand for raw materials. At present manufacturing levels of solar cells are showing strong growth and a swift recovery.

The company is presently re-engaging with past acquisition opportunities and customers in the HPQ sector. At present there is a significant production shortfall for the material and prices/volumes are showing strong growth. The company is continuing to pursue the development of an Australian based production facility.

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

Graphene is the world’s thinnest and strongest material ever, with remarkable electrical, thermal, and optical properties being the most conductive material ever scientifically measured. A sheet of graphene material is only one single atom in thickness and is referred to as a 2D nano-material having almost no measurable depth, only length and width. Graphene is also highly transparent and can be easily flexed and stretched 25% of its size without breaking. However, it is also 200 times stronger than steel and harder than a diamond. Graphene material is completely impermeable, even a helium atom (the smallest) cannot pass through graphene. The advent of graphene and the introduction of the extraordinary benefits from combining graphene with existing materials and products.

Our main focus remains dedicated to our original premise of producing low cost, high grade, high purity graphene for industrial sales to existing materials groups.

Government Product Approvals.

There are no identified government approvals required for our products and no export restrictions for the products.

Effect of Existing or Probable Governmental Regulations on the Business.

Management believes that there are no identified existing or probable government regulations that will adversely impact our business.

Research and Development Activities.

The primary research and development during the next fiscal year will involve further development and evaluation of new efficient material processing techniques. The company plans to manufacture samples of its products for customer validation and presales activity purposes.

Additional research and development resources will be progressively committed to develop new graphene/silica (quartz) and thin film materials and applications to expand and diversify the company product offerings into complimentary high tech and clean tech storage markets.

Compliance with Environmental Laws.

Based upon our long-term experience, management believes that the nature of our proposed processing operations does not involve any onerous environmental compliance requirements. Compliance costs have been identified and quantified in the company plan of operations, business plan including financial plan.

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

Executive Management and Technical Team.

Our executive management and technical team have largely co-worked together since 2005, and especially the last 5 years in Melbourne, Australia, China and the USA. All the specialized human resources are available to us.

ITEM 1.A. RISK FACTORS.

Not applicable.

ITEM 1.B. UNRESOLVED STAFF COMMENTS.

Not Applicable

ITEM 2. PROPERTIES.

We own general office, lab and factory equipment with a net book value of $1,273 and $2,250 as of September 30, 2022 and 2021 respectively, net of depreciation.

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

ITEM 3. LEGAL PROCEEDINGS.

Not applicable

 PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock at September 30, 2022 trades in the OTC Markets OTC Pink Market under the symbol “GSTX”. Shown below is the range of high and low closing prices for our common stock for the periods indicated. The market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

Quarter Ended	High	Low
September 30, 2020	$0.20	$0.14
December 31, 2020	$1.61	$1.26
March 31, 2021	$1.07	$0.95
June 30, 2021	$0.32	$0.28
September 30, 2021	$0.68	$0.55
December 31, 2021	$0.68	$0.60
March 31, 2022	$0.29	$0.28
June 30, 2022	$0.20	$0.20
September 30, 2022	$0.16	$0.16

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

As of September 30, 2022, we had approximately 393 shareholders of record.

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

In September 2021, the Company through its 100% owned subsidiary, US Thin Film Corporation, acquired Specialty Material Group, Cayman Island corporation who holds a significant group of invention and processing patents in making Nanoparticle conductive thin film material for various industrial and technology applications.

We continue to seek new financing in the form of equity, debt, or a combination thereof to meet further development and general operating obligations. Achieving sufficient funds soon is of vital importance. The Company has managed to raise sufficient capital by sale of shares, but as of September 30, 2022, the Company has not been successful in raising sufficient funds to maintain primary operations. However, substantial efforts are underway to secure funding, and we believe that funding for the Company is imminent in the near future, although no assurance can be made as to the amount of funds, if any, or the terms thereof.

Current Business and Operation

The company has had a significant change of Management and the Board of Directors. Following the passing of Roger May (CEO) on 24 August 2022, the company has appointed Dr. Andrew Liang as CEO and Roger’s son, Jason May, as CTO. They are both based in Melbourne, Victoria. Rod Young, Michael Selsman and Juliana Tan have resigned as directors of the Company. Charles Wantrup and Jason May have been appointed as new Directors on 29 September 2022.

The company has a renewed focus and strategy to supply materials and technologies for the cleantech sector. This leverages the existing company operations and includes thin films, graphene, quartz, and water harvesting. The company is exploring acquisitions and partnerships in aligned areas of materials.

The Company is actively recruiting new members of the management team to assist with implementing its strategic plan. The company is re-engaging various opportunities that it was pursuing pre pandemic.

Currently, GSTX is primarily focused upon completing development and initial sample production of commercially viable products. The goal for the 2023 FY is to begin generating revenue.

Results of Operations.

Years Ended September 30, 2022 and 2021

	Years Ended
	September 30,
	2022	2021	Changes ($)
Operating expenses	$15,021,841	34,679,444	$(19,657,603)
Other Expense	$5,997,535	135,500	$5,862,035
Net Income (loss)	$(21,019,376)	$(34,814,944)	$(13,795,568)

For the years ended September 30, 2022 and 2021, we generated no revenues, and thus no cost of sales or gross profits.

For the years ended September 30, 2022 and 2021, we incurred $14,883,889 and $34,679,444, respectively in operating expenses. The operating expense decreases are due primarily to reduced costs of contracting professional services in the development of markets, financing, legal fees, and other general and administrative expenses.

For the years ended September 30, 2022 and 2021, our other income (expenses) consisted of the following:

	Years Ended
	September 30,
	2022	2021	Changes ($)
Other (Income) Expense:
Interest expense	$(35,262)	$(151,203)	$115,941
Rental income	24,982	15,703	9,279
Impairment of assets	(5,794,603)	—	(5,794,602)
Foreign currency transaction gain	—	—	—
Change in fair value of derivative liability	—	—	—
Loss on settlement of convertible note	(192,652)	—	(192,652)
	$(5,997,535)	$(135,500)	$(5,862,035)

For the year ended September 30, 2022, we reported a net loss before taxes of $20,969,221 compared to a net loss before taxes of $34,814,944 for the year ended September 30, 2021. Since there were no tax obligations in either year, net loss in each year was the same as that reported before taxes.

Cash Flows

	Years Ended
	September 30,
	2022	2021	Changes ($)
Cash Flows used in Operating Activities	$(43,823)	(320,127)	$276,304
Cash Flows Provided (Used) by Investing Activities	$—	2,858	$(2,858)
Cash Flows provided by Financing Activities	$46,921	271,098	$(224,177)
Effect of exchange rate in cash	(3,969)	55,603	(59,572)
Net Change in Cash During Period	$(871)	$3,716	$(4,587)

Cash Flow from Operating Activities

Cash flows used in operating activities was $44,031 in the year ended September 30, 2022, while for the year ended September 30, 2021, the Company expended $320,127.

The increase in the year ended September 30, 2022 was primarily due to an increase in accounts payable and accrued expenses, primarily for legal and consulting expenses and due to related parties.

Cash Flow from Investing Activities

Shareholder loans and some minimal funding activities were mainly significant in the year ended September 30, 2022 and 2021.

Cash Flow from Financing Activities

Cash from financing activities in the year ended September 30, 2022 contributed $46,921 from the sale of shares to unaffiliated investors. Cash from financing activities in the year ended September 30, 2021 contributed $271,098, $138,093 from the sales of shares to unaffiliated investors and $133,005 from proceeds of a convertible note payable.

Liquidity and Capital Resources.

Years Ended September 30, 2022 and 2021.

	September 30, 2022	September 30, 2021	Changes ($)
Cash	$2,857	$3,728	$(871)
Working capital deficit	$(4,047,534)	$(3,263,621)	$(783,913)
Total assets	$18,382	$6,803,174	$(6,784,792)
Total liabilities	$(4,061,574)	$(3,539,553)	$(522,021)
Total stockholders’ deficit	$(4,043,192)	$(3,263,621)	$(779,571)

As of September 30, 2022, we had total current liabilities of $4,061,574, while as of September 30, 2021 we had total current liabilities of $3,539,553, an increase of $522,021. The increase in current liabilities was primarily due to an increase in accounts payable and due to related party.

As of September 30, 2022, we had a working capital deficit of $4,002,218 compared to a working capital deficit of $4,047,534 as of September 30, 2021. As of September 30, 2022, we had cash and cash equivalents of $2,857 and total assets of $18,382 compared to cash and cash equivalents of $3,728 and total assets of $6,803,174 as of September 30, 2021.

General Discussion.

Whereas management has been successful in the past in raising capital, there are no assurances that these sources of financing will continue to be available to us and/or that demand for our common stock will be sufficient to meet our capital needs, or that financing will be available on terms favorable to us. If funding is insufficient at any time in the future, we may not be able to take advantage of business opportunities or respond to competitive pressures or may be required to reduce the scope of our planned product development and marketing efforts, any of which could have a negative impact on its business and operating results. In addition, insufficient funding may have a material adverse effect on our financial condition, which could require it to:

●	seek joint venture partners;
●	monetize its assets;
●	seek arrangements with strategic partners or other parties that may require the company to relinquish significant rights to products, technologies or markets; or
●	explore other strategic alternatives, including a merger or sale of our company.
●	Cease current operations

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

Impact of the Inflation Reduction Act.

The Inflation Reduction Act of 2022 (the “IRA”) was signed into law on August 16, 2022. Among other things, the IRA contained certain clean energy incentives and initiatives. The Company operates in sectors that management believe will benefit from these initiatives.

Going Concern and Management’s Liquidity Plans.

As reflected in the consolidated financial statements, the Company had an accumulated deficit at September 30 2022, a net loss and net cash used in operating activities for the year then ended and has generated no revenues since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year from the issuance date of the consolidated financial statements.

The ability of the Company to continue its operations is dependent on management’s plans, which include the raising of capital through debt and/or equity markets. The Company may need to incur additional liabilities with certain related parties to sustain the Company’s existence until such time that funds provided by operations are sufficient to fund working capital requirements. There can be no assurance that the Company will be able to raise any additional capital.

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

Off-Balance Sheet Arrangements.

We do not maintain off-balance sheet arrangements, nor do we participate in non-exchange traded contracts requiring fair value accounting treatment.

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

The Company determines our derivative liabilities to be a Level 3 fair value measurement and uses the Binomial pricing model to calculate the fair value. There are no derivative liabilities as of September 30, 2022 and 2021. The Binomial model requires six basic data inputs: the exercise or strike price, time to expiration, the risk-free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of each convertible note is estimated using the Binomial valuation model.

Recently Issued Accounting Pronouncements – For discussion of recently issued accounting pronouncements, please see Note 2 to the consolidated financial statements included in this report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

15

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Graphene & Solar Technologies Limited

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Graphene & Solar Technologies Limited (the Company) as of December 31, 2022 and 2021, and the related consolidated statements of operations and comprehensive loss, stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2022, and the related notes (collectively referred to as the financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company had a net loss from continuing operations, net cash used in operations, and a lack of revenues to-date, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are discussed in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which they relate.

Going Concern

As discussed in Note 1 to the consolidated financial statements, the Company had a net loss from continuing operations, net cash used in operations, and a lack of revenues to-date.

Auditing management’s evaluation of a going concern can be a significant judgement given the fact that the Company uses management estimates on future revenues and expenses which are not able to be substantiated.

To evaluate the appropriateness of the going concern, we examined and evaluated the financial information that was the initial cause along with management’s plans to mitigate going concern and management’s disclosure on going concern.

/s/ M&K CPAS, PLLC

M&K CPAS, PLLC

We have served as the Company’s auditor since 2020

Firm ID 2738

Houston, TX

April 12, 2023

GRAPHENE & SOLAR TECHNOLOGIES LIMITED

 CONSOLIDATED BALANCE SHEETS

	September 30,	September 30,
	2022	2021
Assets
Current Assets:
Cash	$2,857	$3,728
Prepaid expenses	11,183	18,797
Total Current Assets	14,040	22,525
Other Assets:
Furniture and equipment, net of depreciation $77,251	1,273	2,250
Receivables	2,094	—
Intellectual property – at cost, net	—	6,777,424
Other intangible assets – at cost	975	975

Total Assets	$18,382	$6,803,174

Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts payable and other payable	$2,380,565	$2,197,894
Accrued interest payable	161,602	154,412
Due to related party	1,342,405	947,826
Notes payable – in default	76,255	60,000
Convertible notes payable, net of discount $0 and $76,255, and $100,747 in default	100,747	173,038
Other loans and payables	—	6,383
Total Current Liabilities	4,061,574	3,539,553

Total Liabilities	4,061,574	3,539,553

Stockholders’ Deficit
Preferred stock: 10,000,000 shares authorized; $0.00001 par value; no shares issued and outstanding	—	—
Common stock: 500,000,000 shares authorized; $0.00001 par value; 374,305,480 and 343,237,369 shares issued and outstanding	3,748	3,437
Additional paid-in capital	63,527,513	49,922,922
Accumulated deficit	(67,070,016)	(46,050,640)
Stock receivable	(795,000)	(720,000)
Accumulated other comprehensive income	290,563	107,902
Total Stockholders’ Deficit	(4,043,192)	3,263,621
Total Liabilities and Stockholders’ Deficit	$18,382	$6,803,174

The accompanying notes are an integral part of these consolidated financial statements.

GRAPHENE & SOLAR TECHNOLOGIES LIMITED

 CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Years Ended
	September 30,
	2022	2021

Revenue	$—	$—

Operating Expenses:
Professional fees	13,912,620	34,377,901
General and administration	1,109,221	301,543
Total operating expenses	15,021,841	34,679,444

Operating Loss	(15,021,841)	(34,679,444)

Other Income (Expense):
Interest expense	(35,262)	(151,203)
Rental income	24,982	15,703
Loss on extinguishment of debt	(192,652)
Impairment of assets	(5,794,603)	—
Total Other Expense	(5,997,535)	(135,500)

Net Loss	$(21,019,376)	$(34,814,944)

Other comprehensive income (loss)
Foreign currency translation adjustment	182,661	(55,887)

Comprehensive Loss	$(20,836,715)	$(34,870,831)

Net Loss available to common shareholders	$(20,836,715)	$(34,870,831)

Basic and diluted loss per common share	$(0.06)	$(0.14)

Weighted average number of common shares outstanding
Basic and diluted	363,203,503	257,521,936

The accompanying notes are an integral part of these consolidated financial statements.

GRAPHENE & SOLAR TECHNOLOGIES LIMITED

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Common Stock		Additional	Stock	Accumulated	Accumulated Comprehensive	Stockholders’
	Shares	Amount	Paid-in	Receivable	Deficit	Income	Deficit
Balance September 30, 2020	246,248,723	$2,463	$9,508,943	$—	$(11,235,696)	$52,015	$(1,672,275)

Shares issued for cash	1,900,000	20	138,073	—	—	—	138,093
Stock-based compensation	62,888,596	629	33,792,870	—	—	—	33,793,499
Conversion of notes	534,446	7	204,403	—	—	—	204,410
Shares issued for acquisition of intangible assets	31,665,604	318	6,278,633	(720,000)	—	—	5,558,951
Foreign currency translation adjustment	—	—	—	—	—	55,887	55,887
Other comprehensive income, net of tax	—	—	—	—	(34,814,944)	—	(34,814,944)
Balance September 30, 2021	343,237,369	$3,437	$49,922,922	$(720,000)	$(46,050,640)	$107,902	$3,263,621

Shares issued for cash	1,200,000	12	121,909	(75,000)	—	—	46,921
Stock-based compensation	28,868,111	289	13,207,692	—	—	—	13,207,981
Settlement of notes	1,000,000	10	274,990	—	—	—	275,000
Foreign currency translation adjustment	—	—	—	—	—	182,661	182,661
Other comprehensive income, net of tax	—		—	—	(21,019,376)	—	(21,019,376)
Balance September 30, 2022	374,305,480	$3,748	$63,527,513	$(795,000)	$(67,070,016)	$290,563	$(4,043,192)

The accompanying notes are an integral part of these consolidated financial statements.

GRAPHENE & SOLAR TECHNOLOGIES LIMITED

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	September 30,
	2022	2021
Cash Flows From Operating Activities:
Net loss	$(21,019,376)	$(34,814,944)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based payments	13,207,981	33,793,499
Loss on Settlement of Debt	192,652
Amortization expenses	982,821	102,321
Depreciation expenses	829	12,504
Amortization of debt discounts	13,943	122,130
Accounts payable related party	518,543	231,110
Impairment of assets	5,794,603	—
Changes in operating assets and liabilities:
Prepaid expenses	6,403	(19,337)
Other receivable	(2,094)	—
Accounts payable	238,554	224,227
Accrued interest payable	21,318	28,363
Due to related party	—	—
Net Cash Used in Operating Activities	(43,823)	(320,127)

Cash Flows From Investing Activities:
Payments for property, plant and equipment	—	(1,883)
Payments for intangibles	—	(975)
Net Cash Used in Investing Activities	—	(2,858)

Cash Flows From Financing Activities:
Proceeds from common stock issuances	46,921	138,093
Proceeds from other loans	—	—
Proceeds from notes payable	—	133,005
Net Cash Provided by Financing Activities	46,921	271,098

Effect of exchange rate in cash	(3,969)	55,603

Net Change in Cash	(871)	3,716
Cash at Beginning of Period	3,728	12
Cash at End of Period	$2,857	$3,728

Supplemental Cash Flow Information:
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—

Supplemental disclosure of non-cash financing activity:
Acquisition of patents	$—	$7,599,745
Note payable converted into common stock	$—	$127,050
Debt discount on convertible notes	$—	$77,360
Settlement of Debt for common stock	$82,348	$—

The accompanying notes are an integral part of these consolidated financial statements.

GRAPHENE & SOLAR TECHNOLOGIES LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2022 AND 2021

1. Organization and Basis of Presentation

Organization

On June 21, 2010, Graphene & Solar Technologies Limited (“Graphene” or “the Company”), was incorporated in Colorado as Vanguard Energy Corporation (“Vanguard”). On July 5, 2017, Vanguard changed its name to Solar Quartz Technologies Corporation. On September 18, 2018, the name was again changed to Graphene & Solar Technologies Limited (“GSTX”).

Business Operations

We are primarily focused on providing the materials and technologies for a greener future. GSTX has a portfolio of projects in the cleantech are with:

•	Patented and novel technologies.
•	Proven products with exclusive geographical distribution rights.
•	Ground-breaking new innovations.
•	Mineral resources that critical to the high-tech supply chain.

These investments focus on global opportunities, multibillion-dollar industries, with a significant positive environmental impact. GSTX is focused on projects with exceptionally strong business opportunities, taking advantage of the environmental and supply chain challenges the world faces at present. GSTX is currently focused on supplying advanced materials to existing manufacturers and water harvesting products to market.

Advanced Materials

A portfolio of proprietary technologies for upstream manufacturing material supply into high tech markets including solar, semiconductor, defence.

•	The Dragonfly range of transparent conductive thin films.
•	High purity quartz sand production.
•	High purity graphite production.

Water Technologies

A portfolio of products and technologies for providing clean drinkable water for consumers and industry.

•	Ambient water harvesting equipment.
•	The company is also exploring opportunities in water remediation, oils spill clean-up.

The Company is also exploring acquisition opportunities for Critical Resources Assets (Minerals with identified supply chain risk), zero emission fossil fuel replacement, green hydrogen and ammonia production.

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

Going Concern

The Company’s consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has not generated any revenues from operations to date and does not expect to do so in the foreseeable future. The Company has a stockholders’ deficit as of September 30, 2022. Furthermore, the Company has experienced recurring operating losses and negative operating cash flows since inception and has financed its working capital requirements during this period primarily through the recurring sale of its equity securities.

As a result, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the consolidated financial statements are being issued. In addition, the Company’s independent registered public accounting firm, in their report on the Company’s consolidated financial statements for the year ended September 30, 2022, has also expressed substantial doubt about the Company’s ability to continue as a going concern.

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

The spread of a novel strain of coronavirus (COVID-19) around the world from the first half of 2020 has caused significant volatility in U.S. and international markets. There is significant uncertainty around the breadth and duration of business disruptions relate to COVlD-19, as well as its impact on the U.S. and international economies. The outbreak and any preventative or protective actions that governments or we may take in respect of this COVID-19 may result in a period of business disruption. Any financial impact cannot be reasonably estimated at this time but may materially affect our future business and financial condition. The extent to which COVID-19 impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the COVID-19 and the actions required to contain the COVID-19 or treat its impact, among others.

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

At September 30, 2022, the Company had cash of $2,857 available to fund its operations. The Company needs to raise additional capital during the year ending September 30, 2023 to fund its ongoing business activities.

The amount and timing of future cash requirements during the year ended September 30, 2023 will depend on the extent of financing the Company is able to arrange. As market conditions present uncertainty as to the Company’s ability to secure additional funds, there can be no assurances that the Company will be able to secure additional financing on acceptable terms, or at all, as and when necessary to continue to conduct operations. If cash resources are insufficient to satisfy the Company’s ongoing cash requirements, the Company would be required to scale back or discontinue its technology and product development programs, or obtain funds, if available (although there can be no certainty), through strategic alliances that may require the Company to relinquish rights to certain of its assets, or to discontinue its operations entirely.

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

Assumed Liabilities

As a result of the acquisition of Cima Specialty Materials Ltd (CSML) from CIMA Nanotech Holdings Limited, “CNHL”, (a Cayman Island Registered company) the Company’s wholly owned subsidiary US Thin Film Corporation (USTFC) under the terms of the of the Share Sale and Purchase agreement the Company issued 3,000,000 shares of common stock for future liability settlement for assumed liabilities. The fair value of these future assumed liabilities of $720,000 was recorded as a stock receivable.

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

Disclosure of Rental Income

Rental income is not recognized as ‘operating revenue” but as ‘other income’ during the period of $24,982.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the financial statements of Graphene and its wholly owned subsidiaries, Graphene and Solar Technologies Limited (“GSTXNZ) and US Thin-Film Corporation (“USTFC”). All significant inter-company balances and transactions within the Company have been eliminated upon consolidation.

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

Cash and Cash Equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments. As of September 30, 2022 and 2021, the Company had $2,857 and $3,728 in cash, respectively, and no cash equivalents.

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

There was no derivative activity in fiscal 2022 and 2021. Therefore, no derivative liabilities were recorded during the year ended September 30, 2022:

 Schedule of derivative financial instrument

Fair Value Measurements Using Significant Observable Inputs (Level 3)

Balance - September 30, 2020	—
Addition of new derivatives recognized as debt discounts	—
Settled due to conversion of debt	—
Loss on change in fair value of the derivative	—
Balance – September 30, 2021	$—

Addition of new derivatives recognized as debt discounts	—
Settled due to conversion of debt	—
Loss on change in fair value of the derivative	—
Balance – September 30, 2022	$—

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

The Company is subject to U.S. federal income taxes and income taxes of various state tax jurisdictions. As the Company’s net operating losses have yet to be utilized, all previous tax years remain open to examination by Federal authorities and other jurisdictions in which the Company currently operates or has operated in the past. The Company had no unrecognized tax benefits, as of September 30, 2022, and does not anticipate any material amount of unrecognized tax benefits within the next 12 months.

The Company accounts for uncertainties in income tax law under a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns as prescribed by GAAP. The tax effects of a position are recognized only if it is “more-likely-than-not” to be sustained by the taxing authority as of the reporting date. If the tax position is not considered “more-likely-than-not” to be sustained, then no benefits of the position are recognized. As of September 30, 2022, the Company had not recorded any liability for uncertain tax positions. In subsequent periods, any interest and penalties related to uncertain tax positions will be recognized as a component of income tax expense.

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

Stock-Based Compensation

ASC 718, “Compensation - Stock Compensation,” prescribes accounting and reporting standards for all share-based payment transactions in which employee and non-employee services are acquired. Transactions include incurring liabilities, or issuing or offering to issue shares, options, and other equity instruments such as employee stock ownership plans and stock appreciation rights. Share-based payments to employees and non-employees, including grants of employee stock options, are recognized as compensation expense in the financial statements based on their fair values on the grant date. That expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

During the year ended September 30, 2022, the Company issued 28,868,111 shares of the Company’s common stock to members of the Board of Directors, employees, and consultants. The fair value of the shares, as determined by reference to the closing price of the Company’s common stock on each respective grant date, aggregated $13,207,981.

During the year ended September 30, 2021, the Company issued 12,888,596 shares of the Company’s common stock to members of the Board of Directors, employees, and consultants. The fair value of the shares, as determined by reference to the closing price of the Company’s common stock on each respective grant date, aggregated $6,293,499.

Total stock-based compensation expense was $13,207,981 and $5,158,500 for the years ended September 30, 2022 and 2021, respectively.

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

The common share equivalents of these securities have not been included in the calculations of loss per share because such inclusions would have an anti-dilutive effect as the Company has incurred losses during the years ended September 30, 2022 and 2021.

For the years ended September 30, 2022 and 2021, respectively, the following common stock equivalents were potentially dilutive.

Schedule of basic and diluted net loss per common share

	Years ended
	September 30,
	2022	2021
	(Shares)	(Shares)

Convertible notes payable	151,021	141,815

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

 Schedule of foreign currency

	September 30,	September 30,
	2022	2021

Spot AUD: USD exchange rate	$0.6502	$0.7206
Average AUD: USD exchange rate	$0.7126	$0.7508

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

3. Property and Equipment

Property and equipment as of September 30, 2022 and 2021 are summarized as follows:

Schedule of property and equipment

	September 30,	September 30,
	2022	2021
Laboratory and factory equipment	$41,454	$44,953
Computers	3,677	5,114
Furniture and fixtures	33,393	36,959
	78,524	87,026
Less accumulated depreciation	(77,251)	(84,776)
Net property and equipment	$1,273	$2,250

Depreciation expense for the years ended September 30, 2022 and 2021 was $829 and $12,504, respectively.

4. Intangible Assets/Patents

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

Components of intangible assets are as follows:

Schedule of Intangible Assets

	September 30, 2022	September 30, 2021
Patents	6,777,424	6,879,655
Accumulated amortization	(982,821)	(102,231)
Impairment Expense	(5,794,602)	—
Total patent costs, net	$1	$6,777,424

During the years ended September 3, 2022, and 2021, the Company recorded amortization expenses related to patents of $982,821 and $102,231, respectively.

In September 2021, the Company through its 100% owned subsidiary, US Thin Film Corporation, acquired Cima Specialty Material Limited, a Cayman Island corporation who holds a significant group of invention and processing patents in making Nanoparticle conductive thin film material for various industrial and technology applications. The patent portfolio was purchased from Cima Nanotech Holding Limited, the parent company of Specialty Material, and was paid with 31 million shares of GSTX common stock for the purchase. Subsequently the management and the auditors evaluated this intangible asset by considering its useful life, future economic benefit, and amortization, decided a value of US$6.5 million entered the book and reported in the 10K filing 2021. The delayed commercialization process for the past year prompted the management to examine the short-term revenue generating prospect of this intangible assets and to consider and accept the recommendation of our auditors for a total impairment of the patents.

5. Convertible Notes Payable

The Company’s material future contractual obligations by fiscal years as of September 30, 2022 and 2021 were as follows:

Schedule of convertible notes payable

	September 30, 2022	September 30, 2021
Notes payable	$76,255	$60,000
Convertible notes payable	$100,747	$173,038

Notes Payable and Other Loans

During 2015 and 2016, the Company executed promissory notes payable with six individuals with an aggregate principal balance of $60,000. The notes were due on demand and included interest at 10%. As of September 30, 2022 and 2021, the total promissory notes payable balance was $118,965 and $96,710, including accrued interest of $42,710 and $36,710, respectively. On January 15, 2019, the holder of a note with a principal balance of $10,000 made demand for payment. To date, the note has not been paid.

Convertible Notes Payable

On June 29, 2012, the Company issued convertible secured notes payable totaling $8,254,500 to a group of private investors. The notes matured on June 30, 2015. The notes, with interest at 15%, were convertible at the discretion of the holders, into common shares of the Company at the rate of $3.31 per share. Unable to make a required interest payment on March 31, 2014, the notes became due on demand. Effective June 17, 2014, with the noteholder approval, the assets securing the convertible notes were sold with the net proceeds of approximately $5,200,000 being distributed to the noteholders. Noteholders were to receive payment for the remaining balance due on the notes in the form of an exchange for the common stock of the Company at the rate of $3.31 per share. As of September 30, 2022 and 2021, noteholders representing $70,747 in outstanding principal had not requested the exchange of shares of common stock. As of September 30, 2022 and 2021, the exchange obligation payable was $168,897 and $158,285, including accrued interest of $98,150 and $87,537, respectively. As of September 30, 2022 and 2021, the exchange obligation was for 51,026 shares and 47,820 shares of common stock, respectively.

On February 1, 2016, the Company issued convertible secured note payable of $30,000 to an individual. The note was due on January 31, 2017 and included interest at 10%. The note was convertible at discretion of the holder into common shares of the Company at the rate of $0.50 per shares. The Company has not extended the maturity date and the note is in default. As of September 30, 2022 and 2021, the total convertible note payable balance was $49,997 and $46,997, including accrued interest of $19,997 and $16,997, respectively. As of September 30, 2022 and 2021, the exchange obligation was for 99,994 shares and 93,994 shares of common stock, respectively.

On December 5, 2019, the Company issued a convertible note payable in the amount of $68,220. The convertible note bore interest at 10% and matured on December 5, 2021. The conversion option could be exercised by lender at any time during the 24-month period ended December 5, 2021. The noteholder agreed on September 3, 2022 to settle the debt and accrued interest through a share settlement agreement for one-million shares at $0.2750.

6. Stockholders’ Equity

Preferred Stock

No preferred shares have been designated by the Company as of September 30, 2022 and 2021.

Common Stock

The Company is authorized to issue up to 500,000,000 shares of common stock (par value $0.00001). As of September 30, 2022 and 2021, the Company had 374,305,480 shares and 343,237,369 shares of common stock issued and outstanding, respectively.

During the year ended September 30, 2022, the Company issued 31,068,111 shares of common stock as follows:

●	28,868,111 shares of the Company’s common stock to members of the Board of Directors, employees and consultants valued at $13,207,981 ($0.46 per share average).

●	1,000,000 shares of the Company’s common stock at $0.10 per share for a purchase price of $100,000.

●	200,000 shares of the Company’s common stock at $0.22 per share for a purchase price of $21,921 (AUD$30,000).

●	1,000,000 shares issued to settle debt on convertible note that matured on December 5, 2021.

During the year ended September 30, 2021, the Company issued 96,998,646 shares of common stock as follows:

●	12,888,596 shares of the Company’s common stock to members of the Board of Directors, employees and consultants valued at $6,293,500 ($0.49 per share).

●	1,900,000 shares of the Company’s common stock at an average price of $0.073 per share for an aggregate purchase price of $138,093.

●	534,446 shares of the Company’s common stock for the conversion of debt totaling $204,010.

●	50,000,000 shares of the Company’s common stock to EKH International Co. Limited a beneficial entity of Rodney Young valued at $0.55 per share.

●	28,665,604 shares of the Company’s common stock for the acquisition of intangible assets valued at $6,879,745

●	3,000,000 shares of the Company’s common stock for the future liability settlement for assumed liabilities fair value of $720,000 recorded as stock receivable.

7. Related Party Transactions

Due to related party

PGRNZ Limited, a management company controlled by the Company’s Former Chief Executive Officer and Company Director, provided management services to the Company for which the Company was charged $75,000(AUD) quarterly, approximately $53,445 (US). During the years ended September 30, 2022 and 2021, the Company incurred charges to operations of $244,038 (US) and $309,150 (US), respectively, with respect to this arrangement. During the year ended September 30, 2022, PGRNZ Limited charged to operations $244,038, approximately $195,965 as consulting fees and approximately $48,073 as administrative expenses. During the year ended September 30, 2021, PGRNZ Limited charged to operations $309,150, approximately $225,000 as consulting fees and approximately $84,150 as administrative expenses.

During the year ended September 30, 2022, the Company borrowed $203,150 from PGRNZ Limited and repaid $92,158.

The Company’s Chief Executive Officer, and a Company Director, provides office facilities to the Company for which the Company was charged $6,000(AUD) monthly, approximately $4,276 (US). During the years ended September 30, 2022 and 2021, the Company incurred charges to operations of $51,307 (US) and $54,000 (US), respectively, with respect to this arrangement.

During the year ended September 30, 2020 a Company Advisor, A. Liang, now CEO, loaned the Company $5,623. The loan is a demand note at zero interest.

During the year ended September 30, 2020 the former Company Chairman, FJ.Garafalo loaned the company $3,500. The loan is a demand note on zero interest.

As of September 30, 2022 and 2021, due to related parties was $1,342,405 and $947,826, respectively.

Due from related party

During September 2021, the Company approved and issued 50,000,000 shares to Rod Young who became a related party subsequent to this reporting period. The shares were fully expensed during the period.

Stock-Based Compensation

During the years ended September 30, 2022 and 2021, stock-based compensation expense relating to directors, officers, affiliates and related parties was $9,712,500 and $6,293,368, respectively (Note 5).

8. Income Taxes

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

The Company provides for income taxes under ASC 740,” Income Taxes.” Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax basis of assets and liabilities and the tax rates in effect when these differences are expected to reverse. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

The net loss for the year ended September 30, 2022 was $21,019,376, however the stock-based compensation and the debt discount amortization of $13,207,981 and $13,943 respectively are not used in the calculations below.

For the years ended September 30, 2022 and 2021, the local (“United States of America”) and foreign components of loss before income taxes were comprised of the following:

 Schedule of local and foreign components of loss before income taxes

	For the Years Ended
	September 30,
	2022	2021
Tax jurisdiction from:
- Local	$(7,181,972)	$(338,679)
- Foreign	(615,480)	(560,636)
Loss before income taxes	$(7,797,452)	$(899,315)

United States of America

Graphene & Solar Technologies Limited is subject to the tax laws of United States of America.

The income tax provision for the years ended September 30, 2022 and 2021, consists of the following:

 Schedule of Effective Income Tax Rate Reconciliation

	For the Years Ended
	September 30,
	2022	2021
Net income (loss)	$(7,181,972)	$(338,679)
Effective tax rate	21%	21%
Income tax expense (benefit)	(1,508,214)	(71,123)
Less: valuation allowance	1,508,214	71,123
Income tax expense (benefit)	$—	$—

Net deferred tax assets consist of the following components as of September 30, 2022 and 2021:

 Schedule of Deferred Tax Assets

	September 30,	September 30,
	2022	2021
Net operating tax carryforwards	$3,353,374	$1,845,160
Valuation allowance	(3,353,374)	(1,845,160)
Net deferred tax asset	$—	$—

On December 22, 2017, the United States enacted the Tax Cuts and Jobs Act (the “Act”) resulting in significant modifications to existing law including lowering the corporate tax rate from 34% to 21%. In addition to applying the new lower corporate tax rate in 2018 and thereafter to any taxable income we may have, the legislation affects the way we can use and carry forward net operating losses previously accumulated and results in a revaluation of deferred tax assets and liabilities recorded on our balance sheet. The Company has completed the accounting for the effects of the Act during the year ended September 30, 2022. Given that current deferred tax assets are offset by a full valuation allowance, these changes will have no impact on the balance sheet.

At September 30, 2022 and 2021, the Company had $15,968,446 and $6,702,294 respectively of the U.S. net operating losses (the “U.S. NOLs”), which begin to expire beginning in 2039. NOLs generated in tax years prior to July 31, 2018, can be carryforward for twenty years, whereas NOLs generated after July 31, 2018 can be carryforward indefinitely.

New Zealand

The Company’s subsidiary operating in New Zealand (“NZ”) are subject to the New Zealand Corporate Income Tax at a standard income tax rate range of 28% on the assessable income arising in New Zealand during its tax year. The reconciliation of income tax rate to the effective income tax rate for the years ended September 30, 2022 and 2021 is as follows:

Schedule of Effective Income Tax Rate Reconciliation Other

	For the Years Ended
	September 30,
	2022	2021
Net income (loss)	$(615,480)	$(560,636)
Effective tax rate	28%	28%
Income tax expense (benefit)	(172,334)	(156,978)
Less: valuation allowance	172,334	156,978
Income tax expense (benefit)	$—	$—

Net deferred tax assets consist of the following components as of September 30, 2022 and September 30, 2021:

Schedule of Deferred Tax Assets Other

	September 30,	September 30,
	2022	2021
Net operating tax carryforwards	$1,079,121	$906,786
Valuation allowance	(1,079,121)	(906,786)
Net deferred tax asset	$—	$—

As of September 30, 2022, the operations in New Zealand incurred $515,793 of cumulative net operating losses which can be carried forward to offset future taxable income. The Company has provided for a full valuation allowance against the deferred tax assets of $1,422,579 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

The following table sets forth the significant components of the aggregate deferred tax assets of the Company as of September 30, 2022 and 2021:

Schedule of Income tax provision

	September 30,	September 30,
	2022	2021
Deferred tax assets:
Net operating tax carryforwards:
United States	$3,353,374	$1,845,160
New Zealand	1,079,121	906,786
Total	4,432,494	2,751,946
Valuation allowance	(4,432,494)	(2,751,946)
Net deferred tax asset	$—	$—

 9. Subsequent Events

Subsequent to September 30, 2022, the Company:

●	Ms. Juliana Tan resigned from the Board of Directors, effective December 23, 2022.

●	On October 1, 2022, Mr. Andrew Liang signed a formal agreement with the Company to perform services of a Chief Executive Officer. Mr. Liang shall be issued 30,000,000 shares at the start of the contract. This is calculated as 10,000,000 shares for every year of this consulting agreement. Should the contract be terminated early, then the company has the right to purchase back a pro-rata portion of the 30,000,000 shares based on time served out of the 36-month contract. As of this filing date, the 30,000,000 shares have been approved but remain unissued.

●	Mr. Thomas Chang was granted a maximum of 1,000,000 shares per annum subject to performance in fiscal years 2021/2022, 2022/2023 and 2023/2024 to a total of 3,000,000 shares. 1,000,000 shares were issued during the 2021/2022 fiscal year. As of this filing date, the remaining 2,000,000 shares have been approved but remain unissued.

●	On December 5, 2022, the Company entered into a Promissory Loan Note with Mr. Andrew Liang, in the amount of US$20,000, with a maturity date of December 5, 2023. The loan will accrue interest at the rate of 10% per annum.

●	On February 28, 2023, the Company entered into a Promissory Loan Note with MI Labs Pty Ltd, in the amount of US$50,000, with a maturity date of February 28, 2024. The loan will accrue interest at the rate 10% per annum.

●	On March 29, 2023, the Company issued 67,750 shares to settle accounts payable debt.

●	On March 29, 2023, the Company issued 169,380 shares for the settlement of debt totaling $16,938.

The Company has evaluated events occurring subsequent to September 30, 2022 through to the date these financial statements were issued and has identified no additional events requiring disclosure.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There are no changes in nor disagreements with accountants on accounting and financial disclosure. Effective for May 7, 2020, the firm of M&K CPAS PLLC was engaged to serve as the new principal accountant to audit our financial statements. The decision to retain this accountant for the years ended Sept 30, 2022 and 2021 was approved by our board of directors.

ITEM 9A. CONTROLS AND PROCEDURES.

An evaluation was carried out under the supervision and with the participation of our management, including our Principal Executive and Interim Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-K. Disclosure controls and procedures are procedures designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-K, is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and is communicated to our management, including our Principal Executive [and Financial Officer], or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our management concluded that, as of September 30, 2022, our disclosure controls and procedures were not effective.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2022, based on the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013 (“COSO”).

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

Roger May, our former Principal Executive Officer, evaluated the effectiveness of our internal control over financial reporting as of September 30, 2022 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework (2013). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls.

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

ITEM 9B. OTHER INFORMATION.

None.

 PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Our officers and directors are listed below. Our directors are generally elected at our annual shareholders’ meeting and hold office until the next annual shareholders’ meeting, or until their successors are elected and qualified. The executive officers are elected by the directors and serve at their discretion. Rodney Young resigned as Chairman on October 16, 2022.

Name	Age	Position
Roger T. May [*footnote 1]	76	Former Chief Executive Officer, Former Director
Andrew Y. Liang [*footnote 2]	62	Chief Executive Officer; Director

David A.B. Halstead	76	Chief Financial Officer; Director

Jason May [*footnote 3]	50	Director

Michael Selsman [*footnote 4]	83	Director

Jeffrey Freedman	76	Director

Juliana Tan	43	Director

Charles Wantrup [*footnote 5]	76	Director

*Footnote 1:

As of August 24, 2022, Mr. Roger May was removed from the Board of Directors as a result of his passing.

*Footnote 2:

On August 26, 2022, Mr. Andrew Liang was appointed to the position of Interim Chief Executive Officer and as a Director.

*Footnote 3:

On September 29, 2022, Mr. Jason May was appointed to the Board of Directors.

*Footnote 4:

On September 27, 2022, Mr. Michael Selsman resigned from the Board of Directors.

*Footnote 5:

On September 29, 2022, Mr. Charles Wantrup was appointed to the Board of Directors.

Andrew Y. Liang.

Dr. Andrew Liang, Ph.D., has been an advisor to the GSTX board since 2017. He was appointed as Director of Operations on July 20, 2020, and assumed the Interim CEO position following the untimely passing of Roger May in August 2022. Andrew was formally appointed the position of Chief Executive Officer in October.

Andrew is an established academic with a B.Sc. in Mechanical Engineering from China and a Ph.D. in Agricultural Engineering from the University of Newcastle Upon Tyne. He studied his MBA at Monash University. He lectured in Soil Mechanics at the China Agricultural University and Politics and at the University of Newcastle Upon Tyne.

Andrew has an extensive corporate track record in executive level management. He has led and expanded high-growth business ventures, established and managed manufacturing facilities, developed successful teams, and built highly professional and diverse work environments.

Throughout Andrew’s career, he has demonstrated his ability to formulate and capitalize on key opportunities. His career started in management consulting for the Danish multinational group, the East Asiatic Company (EAC), where he led their business development in China. He pioneered, facilitated, and negotiated multiple EAC investment projects in China, including securing Chinese state enterprise investment in the Australian wool industry. Following this success, Andrew was appointed Deputy Managing Director of Bloch & Behrens, EAC’s Australian subsidiary.

Most recently, Andrew established and managed the production facility of Michell Wool, in China. Andrew successfully navigated complex manufacturing processes, strict environmental regulations and challenging local industrial laws, resulting in a world-class production facility running to an Australian standard.

Andrew has extensive business growth and management expertise in the Asia Pacific region, including South Korea, South-East Asia and the Pacific Islands. He spent over a decade as an Asia Regional General Manager for Ballantyne Foods, a leading Australian dairy food company in the global market for fine foods. He was also the General Manager of Asia Pacific for EKF Diagnostic plc, a global medical diagnostics company based in the UK.

Andrew spent four years driving high business growth and optimising distribution networks for Coloplast A/S, a Danish multinational company that develops, manufactures, and markets medical devices and services related to ostomy, urology, continence, and wound care. In this role, he transformed the China subsidiary from a manufacturing hub to one of the largest revenue-generating subsidiaries of the Coloplast group, which subsequently became Coloplast’s Asia Pacific headquarters.

Andrew’s extensive global experience in establishing and growing new companies and production facilities is of considerable value to GSTX. He is excited to bring his leadership experience, business acumen and analytical management style to develop the strategic direction and future of the GSTX group.

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

Jason May.

Jason is an experienced C-Level executive with a strong technical and business skillset. He possesses excellent communication skills and deep experience of complex technical project management. Jason has spent the past 15 years working on mineral projects for the cleantech supply chain from identification to development to production.

Experience includes lecturing in Communications & Electronics Engineering at RMIT University (software, hardware, networking, security), developing remote power meter readers, embedded electricity networks, numerous software and hardware development projects, wireless communications systems and numerous mining and mineral processing projects.

Jason has worked extensively in the high purity industrial minerals sector, particularly the raw material supply chain for solar and semiconductor manufacturing. Jason is an expert in high purity quartz purification. More recently Jason has been developing a process and pilot plant to extract pharmaceutical grade minerals form waste biomass.

He has direct hands-on experience of designing and building high temperature furnaces, gas diffusion systems, chemical reactors, quality systems (GMP, HACCP), regulatory approvals, health & safety systems, product development, business development, strategy, financial modelling, technical sales in China, Japan, Germany, USA and South Korea. With an extensive network of cleantech industry contacts and market knowledge Jason has an excellent technical and business background to the Company.

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

Charles Wantrup.

Mr. Charles Wantrup has been practicing exclusively as a commercial solicitor for over 35 years and heads his Law practice Wantrup and Associates. He has extensive experience in funding and financing, taxation law and practice, intellectual property law, industrial relations, international trade, and investment and in corporations’ law, capital raising and mergers and acquisitions. A key aspect of his approach to providing services is his concentration on structuring business enterprises. This involves an understanding of corporations and international corporate business structures. He has been closely associated providing significant advice to GSTX for the past 12 years.

He has pioneering experience in the establishment and structuring of high technology companies, mining joint ventures and venture capital funds. Specialist in international taxation with over 35 years’ experience in practice. Daily reviews of taxation changes throughout the world, especially USA, Europe, and Asia generally (including China and India). Involved in advice (and currently litigation) in BEPS areas including transfer pricing and territorially distributed business structures.

Charles’s firms’ international network includes overseas consultants and advisers, Banking and Finance Institutions, Custodial Agents, Offshore Corporate Secretaries and Directors, Insurance Companies and Venture Capitalists. They have presences in New Zealand, Europe, Canada, the United Kingdom, and the United States.

 ITEM 11. EXECUTIVE COMPENSATION

The following table summarizes the compensation received by our principal executive and financial officers during the two years ended September 30, 2022.

Name and Principal Position	Fiscal Year	Salary (1)	Other Compensation (2)	Total

Roger May	2022	—	—	—
Chief Executive Officer	2021	—	—	—

Andrew Y. Liang	2022	—	—	—
Director	2021	—	—	—
Chief Executive Officer

David Halstead	2022	—	—	—
Director	2021	—	—	—
Financial and Accounting Officer

Jason May	2022	—	—	—
Director	2021	—	—	—

Michael Selsman	2022	—	—	—
Director	2021	—	—	—

Jeffrey Freedman	2022	—	—	—
Director (appointed July 21, 2021)	2021	—	—	—

Juliana Tan	2022	—	—	—
Director	2021	—	—	—

Charles Wantrup	2022	—	—	—
Director	2021	—	—	—

(1)	The dollar value of base salary (cash and non-cash) earned.
(2)	All other compensation received that could not be properly reported in any other column of the table.

 Long-Term Incentive Plans. We do not provide our officers or employees with pension, stock appreciation rights, long-term incentive or other plans.

Employee Pension, Profit Sharing or other Retirement Plans. We do not have a defined benefit, pension plan, profit sharing or other retirement plan, although we may adopt one or more of such plans in the future.

Compensation of Directors During Years Ended September 30, 2022 and 2021. During the years ended September 30, 2022 and 2021, we did not compensate our directors for acting as such.

Compensation Committee Interlocks and Insider Participation. During the years ended September 30, 2022 and 2021, none of our officers was also a member of the compensation committee or a director of another entity, which other entity had one of its executive officers serving as one of our directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table shows the beneficial ownership of our common stock, as of September 30, 2022 (373,027,114 shares issued and outstanding) by (i) each person whom the company knows beneficially owns more than 5% of the outstanding shares of the common stock, (ii) each of the officers, (iii) each of the directors, and (iv) all the officers and directors as a group.

Unless otherwise indicated, each owner has sole voting and investment powers over his shares of common stock. Unless otherwise indicated, beneficial ownership is determined in accordance with the Rule 13d-3 promulgated under the Securities and Exchange Act of 1934, as amended, and includes voting or investment power with respect to shares beneficially owned.

	Number of Shares
	Beneficially		Percentage
Name and Address of Beneficial Owner (1)	Owned		of Class

Phoenix Global Holdings Limited	112,881,762	(2)	31.6%
6 Hills View Lane
Mangawhai, 0505 New Zealand

Pegasus Resources Limited	3,500,000	(2)	1.0%
6 Hills View Lane
Mangawhai, 0505 New Zealand

NZ Macro Limited	4,000,000	(3)	1.2%
6 Hills View Lane
Mangawhai, 0505 New Zealand

Liang Family Trust	3,500,000		0.9%
39 Park Street
St. Kilda West, Victoria 3182 Australia

MANJI Family Trust	1,000,000		0.3%
160 Queens Street
Melbourne, Victoria 3000 Australia

New Technologies Cluster Limited	500,000		0.1%
Flat 9, 7 Patterson Street
Sandringham, Auckland 1041 New Zealand

Paul Krok Limited	1,000,000		0.3%
6 Hills View Lane
Mangawhai, Mangawhai 0505 New Zealand

Andrew Liang	3,500,000		0.9%
39 Park Street
St. Kilda West, Victoria 3182 Australia

Jason May	1,000,000		0.3%
160 Queens Street
Melbourne, Victoria 3000 Australia

Charles Wantrup	1,500,000		0.4%
Flat 9, 7 Patterson Street
Sandringham, Auckland 1041 New Zealand

Michael Selsman	500,000		0.1%
23 Corporate Plaza Drive
Newport Beach, California 92660 USA

Roger May	116,381,762		32.6%
88 Lorimer Street
Docklands, Melbourne 3008 Australia

David A.B. Halstead	4,000,000	(3)	1.1%
6 Hills View Lane
Mangawhai, 0505 New Zealand

Juliana Tan	500,000		0.1%
23 Corporate Plaza Drive
Newport Beach, California 92660 USA

Jeffrey Freedman	500,000		0.1%
23 Corporate Plaza Drive
Newport Beach, California 92660 USA

All officers and directors as a group (4 persons)	121,381,762		34.02%

________________

(1)	Neither our officers and directors, nor any company they directly or indirectly control, has entered into any arrangements, agreements (including derivative agreements), or contracts that give or will give anyone else an interest in the company. The directors/officers have not used their shares of the company to secure a loan.
(2)	Roger May may be deemed to be the beneficial owner of the shares held on record by Phoenix Global Holdings Limited and also Pegasus Resources Limited as a result of him being the sole shareholder of this entity which is the trustee of Phoenix Global Holdings Limited. Jason May is the inheritor of these shares, as the beneficiary of Roger May’s estate.
(3)	David Halstead may be deemed to be the beneficial owner of the shares held of record by NZ Macro Limited as a result of his being the sole Director of the entity.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

(a) None.

(b) The company considers Messrs. Liang, Halstead, May, Freedman, Selsman and Wantrup and Ms. Juliana Tan to be independent directors as such term is defined by the NASDAQ Rules or Rule 10A-3 of the Exchange Act.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

M&K CPAS PLLC of Houston was engaged to audit our financial statements for the year ended September 30, 2022. The following table shows the fees billed to us for the period presented by M&K CPAS PLLC.

	Year Ended	Year Ended
	September 30, 2022	September 30, 2021

Audit Fees	$43,000	$37,000
Audit-Related Fees	$—	$—
Tax Fees	$—	$—

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 12th day of April 2023.

By:	/s/ Andrew Liang
Andrew Liang, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Andrew Liang	CEO & Director	April 12, 2023
Andrew Liang

/s/ David A.B. Halstead	CFO & Director	April 12, 2023
David A.B. Halstead

/s/ Jason May	Director	April 12, 2023
Jason May

/s/ Juliana Tan	Director	April 12, 2023
Juliana Tan

/s/ Michael Selsman	Director	April 12, 2023
Michael Selsman

/s/ Jeffrey Freedman	Director	April 12, 2023
Jeffrey Freedman

/s/ Charles Wantrup	Director	April 12, 2023
Charles Wantrup