Form 10-Q
period 2022-12-31
Graphene & Solar Technologies Ltd
filed 2023-06-29
CIK 1497649

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2022

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

As of June 28, 2023, the registrant had 384,792,610 outstanding shares of common stock.

GRAPHENE & SOLAR TECHNOLOGIES LIMITED

FORM 10-Q

GRAPHENE & SOLAR TECHNOLOGIES LIMITED

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 31,	September 30,
	2022	2022
Assets
Current Assets:
Cash	$13,075	$2,857
Prepaid expenses	11,653	11,183
Total Current Assets	24,728	14,040
Other Assets:
Furniture and equipment, net of depreciation $80,580	1,241	1,273
Other receivable	2,094	2,094
Intellectual property – at cost, net	1	—
Other intangible assets – at cost	975	975

Total Assets	$29,039	$18,382

Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts payable and other payable	$2,453,582	$2,380,565
Accrued interest payable	166,715	161,602
Due to related party	1,505,162	1,342,405
Notes payable – in default	76,938	76,255
Convertible notes payable, net of discount $0 and $76,255 and $100,747 in default	100,747	100,747
Related party loans	20,000	—
Total Current Liabilities	4,323,144	4,061,574

Total Liabilities	4,323,144	4,061,574

Stockholders’ Deficit
Preferred stock: 10,000,000 shares authorized; $0.00001 par value; no shares issued and outstanding	—	—
Common stock: 500,000,000 shares authorized; $0.00001 par value; 374,305,480 and 343,237,369 shares issued and outstanding	3,748	3,748
Additional paid-in capital	63,527,513	63,527,513
Stock Receivable	(795,000)	(795,000)
Accumulated deficit	(67,246,474)	(67,070,016)
Accumulated other comprehensive income	216,108	290,563
Total Stockholders’ Deficit	4,294,105	(4,043,192)

Total Liabilities and Stockholders’ Deficit	$29,039	$18,382

The accompanying notes are an integral part of these consolidated financial statements.

GRAPHENE & SOLAR TECHNOLOGIES LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ending December 31,
	2022	2021

Revenues	$—	$—

Operating expenses
Professional Services	134,854	12,554,173
General and administrative	42,791	280,674
Total operating expenses	177,645	12,834,847

Loss from operations	(177,645)	(12,834,847)

Other income (expense)
Other income	6,300	4,682
Interest expense	(5,113)	(20,593)

Total other income (expense)	1,187	(15,911)

Net Income (Loss)	(176,458)	(12,850,758)

Other Comprehensive Income	(74,455)	(9,246)

Net Comprehensive Loss	$(250,913)	$(12,860,004)

Income (Loss) per share:
Basic and diluted	$(0.00)	$(0.04)

Weighted average shares outstanding	374,305,480	357,276,203

The accompanying notes are an integral part of these consolidated financial statements.

GRAPHENE & SOLAR TECHNOLOGIES LIMITED

 (Formerly Solar Quartz Technologies Corporation)

AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

(Unaudited)

Three Months Ended December 31, 2022 and 2021

						Accumulated	Total
	Common Stock		Additional	Stock	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Paid-in	Receivable	Deficit	Income	Deficit
Balance, September 30, 2022	374,305,480	3,748	63,527,513	(795,000)	(67,070,016)	290,563	(4,043,192)
Foreign currency translation adjustment	—	—	—	—	—	(74,455)	(74,455)
Net loss	—	—	—	—	(176,458)	—	(176,458)
Balance, December 31, 2022	374,305,480	3,748	63,527,513	(795,000)	(67,246,474)	216,108	(4,294,105)

						Accumulated	Total
	Common Stock		Additional	Stock	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Paid-in	Receivable	Deficit	Income	Deficit
Balance, September 30, 2021	343,237,369	3,437	49,922,922	(720,000)	(46,050,640)	107,902	3,263,621
Shares issued in connection with the sale of common stock	1,200,000	12	121,909	(75,000)	—	—	46,921
Stock-based compensation expense	18,386,364	184	12,382,316	—	—	—	12,382,500
Foreign currency translation adjustment	—	—	—	—	—	(9,246)	(9,246)
Net loss	—	—	—	—	(12,850,758)	—	(12,850,758)
Balance, December 31, 2021	362,823,733	3,633	62,427,147	(795,000)	(58,901,398)	98,656	2,833,038

The accompanying notes are an integral part of these consolidated financial statements.

GRAPHENE & SOLAR TECHNOLOGIES LIMITED

 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

For the Three-Month Period Ended December 31, 2022 and 2021

(Unaudited)

	2022	2021
Cash flows from operating activities
Net Income (loss)	$(176,458)	$(12,850,758)
Adjustments to reconcile net income/(loss) to net cash from operating activities:	—	—
Stock-based compensation	—	12,382,500
Depreciation expense	83	264
Amortization of intangibles	—	247,725
Amortization of discount	—	13,943
Change in operating assets and liabilities:
Accounts payable	49,269	69,776
Accrued interest payable	5,113	6,649
Pre-Payments	—	—
Other receivable	—	(2,094)
Due to related parties	112,026	87,046
Net cash used in operating activities	(9,967)	(44,949)
Cash flows from financing activities

Due to Affiliates	20,000	—
Proceeds from issuance of common stock	—	46,921
Issuance of short term note payable, net of OID	—	—
Net cash from financing activities	20,000	46,921
Effect of currency translations to cash flow	185	(911)
Net change in cash and cash equivalents	10,218	1,061
Beginning of period	2,857	3,728
End of period	$13,075	$4,789

Supplemental cash flow information	Quarter ended December 31,
	2022	2021
Interest paid	$—	$—
Taxes	—	—
Noncash investing and financing activities:
Debt discount	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

GRAPHENE & SOLAR TECHNOLOGIES Limited

 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION

These consolidated financial statements of Graphene & Solar Technologies Limited (GSTX or the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). In the opinion of management, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. Certain information, accounting policies and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to Securities and Exchange Commission (SEC) rules and regulations. These financial statements should be read along with Graphene & Solar’s audited financial statements as of September 30, 2022.

Going Concern – The Company has incurred cumulative net losses since inception of $67,246,472 December 31, 2022. Accordingly, it requires capital to fund working capital deficits and for future operating activities to take place. The Company’s ability to raise new funds through the future issuances of debt or common stock is unknown. The obtainment of additional financing, the successful development of a plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability of the Company to continue its operations is dependent on management’s plans, which include the raising of capital through debt and/or equity markets, with some additional funding from other traditional financing sources, including term notes, until such time that funds provided by operations are sufficient to fund working capital requirements. The Company may need to incur additional liabilities with certain related parties to sustain the Company’s existence. There can be no assurance that the Company will be able to raise any additional capital and therefore raise doubt about the Company’s ability to continue as a going concern.

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

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the accounting and disclosure rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). A summary of the significant accounting policies applied in the preparation of the accompanying financial statements can be found in the Company’s Annual Report in form 10-K for the year ended September 30, 2022.

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

Cash and Cash Equivalents - Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments. As of December 31, 2022 and September 30, 2022, the Company had $13,076 and $2,857 in cash, respectively and no cash equivalents.

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

There was no derivative activity in fiscal quarter ending December 31, 2022. Therefore, no derivative liabilities were recorded during the quarter ended December 31, 2022.

Stock-Based Compensation - ASC 718, “Compensation - Stock Compensation,” prescribes accounting and reporting standards for all share-based payment transactions in which employee and non-employee services are acquired. Transactions include incurring liabilities, or issuing or offering to issue shares, options, and other equity instruments such as employee stock ownership plans and stock appreciation rights. Share-based payments to employees and non-employees, including grants of employee stock options, are recognized as compensation expense in the financial statements based on their fair values on the grant date. That expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

During the quarter ended December 31, 2022, the Company did not issue any shares of the Company’s common stock to members of the Board of Directors, employees, and consultants.

During the quarter ended December 31, 2021, the Company issued 18,386,364 shares of the Company’s common stock to members of the Board of Directors, employees, and consultants. The fair value of the shares, as determined by reference market price of the Company’s common stock on each grant date, aggregated $12,382,500.

Total stock-based compensation expense was $0 and $12,382,500 for the quarters ended December 31, 2022 and 2021, respectively, of which $9,485,000 (13,500,000 shares) were issued to directors and considered related parties.

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

NOTE 3 – NOTES PAYABLE

The Company’s indebtedness as of December 31, 2022 and September 30, 2022 were as follows:

Description	December 31, 2022	September 30, 2022

Convertible notes	$100,747	$100,747
Notes Payable	$76,938	$76,255
Related party loans	20,000	—

Notes Payable and Other Loans

During 2015 and 2016, the Company executed promissory notes payable with six individuals with an aggregate principal balance of $60,000. The notes were due on demand and included interest at 10%. As of December 31, 2022 and September 30, 2022, the total promissory notes payable balance was $104,222 and $118,965 including accrued interest of $44,222 and $42,710, respectively. On January 15, 2019, the holder of a note with a principal balance of $10,000 made demand for payment. To date, the note has not been paid.

During the year ended September 30, 2020 a Company Advisor, loaned the Company $5,811. The loan is a demand note at zero interest.

Convertible Notes Payable

As of December 31, 2022 and September 30, 2022, noteholders representing $70,747 in outstanding principal had not requested the exchange of shares of common stock. As of December 31, 2022 and September 30, 2022, the exchange obligation payable was $171,572 and $168,897 including accrued interest of $100,825 and $98,150, respectively. As of December 31, 2022 and September 30, 2022, the exchange obligation was for 51,834 shares and 51,026 shares of common stock, respectively.

On February 1, 2016, the Company issued convertible secured note payable of $30,000 to an individual. The note was due on January 31, 2017 and included interest at 10%. The note was convertible at discretion of the holder into common shares of the Company at the rate of $0.50 per shares. The Company has not extended the maturity date and the note is in default. As of December 31, 2022 and September 30, 2022, the total convertible note payable balance was $50,753 and $49,997, including accrued interest of $20,753 and $19,997 respectively. As of December 31, 2022 and September 30, 2022, the exchange obligation was for 101,506 shares and 99,994 shares of common stock, respectively.

Related Party Loans

On December 5, 2022, the Company entered into a Promissory Loan Note with Mr. Andrew Liang, in the amount of US$20,000, with a maturity date of December 5, 2023. The loan will accrue interest at the rate of 10% per annum.

 NOTE 4- RELATED PARTY

CSA Liang Pty Ltd, a management company controlled by the Company’s Chief Executive Officer, and a Company Director, provides management services to the Company for which the Company is charged $20,833 monthly. During the three months ended Dec 31, 2022, the Company incurred charges to operations of $62,499 with respect to this arrangement.

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

During the quarters ended December 31, 2022 and 2021, stock-based compensation expense relating to directors, officers, affiliates and related parties was $0 (no shares) and $2,485,000 (3,500,000 shares), respectively.

NOTE 5 – STOCKHOLDERS’ EQUITY

No common shares were issued during the quarter ended December 31, 2022. The Company has a total of 5,778,367 shares that remain approved, reserved and outstanding and not yet issued by the Transfer Agent at December 31, 2022.

NOTE 6 – INTANGIBLE ASSETS/PATENTS

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

	December 31, 2022	September 30, 2022
Patents	1	6,777,424
Accumulated amortization	—	(982,821)
Total patent costs, net	1	1

NOTE 7 – SUBSEQUENT EVENTS

On April 1, 2023, Mr. Jason May was appointed Chief Executive Officer by the Board of Directors. Mr. Andrew Liang has stepped down from the CEO role but remains a Director on the Board. Mr. May was granted 2,000,000 shares per the terms of the agreement. As of this filing date, the 2,000,000 shares have been approved but remain unissued.   On April 1, 2023, Mr. Charles Wantrup was appointed Corporate Secretary by the Board of Directors.   Mr. Thomas Chang was granted a maximum of 1,000,000 shares per annum subject to performance in fiscal years 2021/2022, 2022/2023 and 2023/2024 to a total of 3,000,000 shares. 1,000,000 shares were issued during the 2021/2022 fiscal year. As of this filing date, the remaining 2,000,000 shares have been approved but remain unissued.

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

On April 1, 2023, Mr. Arnold Sock signed a services agreement with the Company and was issued 5,000,000 shares per the terms of the agreement.

On April 12, 2023, Mr. Raymond Purdon signed a consulting agreement with the Company and was issued 5,000,000 shares per the terms of the agreement.

On April 27, 2023, Brookside Communications signed a consulting agreement with the Company and was issued 250,000 shares per the terms of the agreement.

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

FORWARD LOOKING STATEMENTS

The information contained in this Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve risks and uncertainties, including among other things, statements regarding our capital needs, business strategy and expectations. Any statement which does not contain a historical fact may be deemed to be a forward-looking statement. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology. In evaluating forward looking statements, you should consider various factors outlined in our Form 10-K report for the year ended September 30, 2022, filed with the U.S. Securities Exchange Commission (“SEC”) and, from time to time, in other reports we file with the SEC. These factors may cause our actual results to differ materially from any forward-looking statement. We disclaim any obligation to publicly update these statements or disclose any difference between our actual results and those reflected in these statements.

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

Advanced Materials

A portfolio of proprietary technologies for upstream manufacturing material supply into high tech markets including solar, semiconductor, defense.

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

Results of Operations

For the fiscal quarters ended December 31, 2022 and December 31, 2021 we generated no revenues, and thus no cost of sales or gross profits.

For the fiscal quarters ended December 31, 2022 and December 31, 2021, we incurred $177,645 and $12,834,847, respectively, in operating expenses.

For the fiscal quarter ended December 31, 2022 we recorded other expenses of $5,113 while in the fiscal quarter ended December 31, 2021 we incurred expenses of $20,593 both items are represented by accrued interest on debt. Other income of $6,300 was earned in the fiscal quarter, December 31, 2022 and $4,682 in fiscal quarter, December 31, 2021.

For the fiscal quarter ended December 31, 2022, we reported net loss of $250,913 while in the fiscal quarter ended December 31, 2021, we reported a net loss before taxes of $12,850,758.

For the periods ended December 31, 2022 and September 30, 2022, our cash positions were $13,075 and $2,857 respectively.

As of December 31, 2022, we had total current liabilities of $4,323,143 while as of September 30, 2022, we had total current liabilities of $4,061,574, an increase of about 6%. Accrued interest payable increased from $161,061 to $166,715. Related party debt increased from $1,342,405 to $1,525,161 during the period.

Liquidity and Capital Resources

As of December 31, 2022, we had $24,728 in current assets and $4,323,144 in current liabilities. Accordingly, we had a working capital deficit of $4,298,416.

Operating activities used $9,967 for the quarter ended December 31, 2022, as compared to $44,949 for the quarter ended December 31, 2021.

Net cash provided by financing activities was $20,000 for the quarter ended December 31, 2022, as compared to $0 for the quarter ended December 31, 2021.

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

GRAPHENE & SOLAR TECHNOLOGIES LIMITED

Date: June 29, 2023	By:	/s/ Jason May
Chief Executive Officer and Director