Form 10-Q
period 2023-03-31
Graphene & Solar Technologies Ltd
filed 2023-08-04
CIK 1497649

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2023

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

As of August 4, 2023, the registrant had 384,792,610 outstanding shares of common stock.

GRAPHENE & SOLAR TECHNOLOGIES LIMITED

FORM 10-Q

GRAPHENE & SOLAR TECHNOLOGIES LIMITED

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2023	September 30,
	(Unaudited)	2022
Assets
Current Assets:
Cash	$10,349	$2,857
Prepaid expenses	11,545	11,183
Total Current Assets	21,894	14,040
Other Assets:
Furniture and equipment, net of depreciation $79,916	1,144	1,273
Intellectual property – at cost, net	1	—
Other intangible assets – at cost	975	975
Other receivable	4,015	2,094
Total Assets	$28,029	$18,382

Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable and other payable	$2,489,799	$2,380,565
Accrued interest payable	171,736	161,602
Due to related parties	1,576,084	1,342,405
Notes payable – in default	60,000	76,255
Convertible notes payable, net of discount $0 and $100,747 in default	100,747	100,747
Notes payable – Related Party	41,892	—
Total Current Liabilities	4,440,258	4,061,574

Total Liabilities	$4,440,258	$4,061,574

Stockholders’ Deficit:
Preferred stock: 10,000,000 shares authorized; $0.00001 par value; no shares issued and outstanding	—	—
Common stock: 500,000,000 shares authorized; $0.00001 par value; 374,542,610 and 374,305,480 shares issued and outstanding	3,751	3,748
Additional paid-in capital	63,592,721	63,527,513
Accumulated deficit	(67,446,375)	(67,070,016)
Stock Receivable	(795,000)	(795,000)
Accumulated other comprehensive income	232,674	290,563
Total Stockholders’ Deficit	(4,412,229)	(4,043,192)

Total Liabilities and Stockholders’ Deficit	$28,029	$18,382

The accompanying notes are an integral part of these consolidated financial statements.

GRAPHENE & SOLAR TECHNOLOGIES LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE
INCOME

(Unaudited)

	Three Months Ending March 31,		Six Months Ending March 31,
	2023	2022	2023	2022

Revenues	$—	$—	$—	$—

Operating expenses
Professional Services	153,253	172,282	288,107	12,726,455
General and administrative	11,847	269,782	54,638	550,456
Total operating expenses	165,100	442,064	342,745	13,276,911

Loss from operations	(165,431)	(442,064)	(342,745)	(13,276,911)

Other income (expense)
Other income	10,662	6,594	16,962	11,276
Interest expense	(5,022)	(4,835)	(10,135)	(25,428)
Loss on extinguishment of debt	(40,441)	—	(40,441)	—
Total other income (expense)	(34,801)	1,759	(33,614)	(14,152)

Net Income (Loss)	$(199,901)	$(440,305)	$(376,359)	$(13,291,063)

Other Comprehensive Income	$16,566	$(47,456)	$(57,889)	$(56,702)

Net Comprehensive Loss	$(183,335)	$(487,761)	$(434,248)	$(13,347,765)

Income (Loss) per share:
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.04)

Weighted average shares outstanding	374,310,750	362,823,733	374,308,086	360,019,487

The accompanying notes are an integral part of these consolidated financial statements.

GRAPHENE & SOLAR TECHNOLOGIES LIMITED

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

(Unaudited)

Three and Six Months Ended March 31, 2023 and 2022

						Accumulated	Total
	Common Stock		Additional	Stock	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Paid-in	Receivable	Deficit	Income	Deficit

Balance, September 30, 2022	374,305,480	3,748	63,527,513	(795,000)	(67,070,016)	290,563	(4,043,192)
Shares issued in connection with the sale of common stock	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	(74,455)	(74,455)
Net loss	—	—	—	—	(176,458)	—	(176,458)
Balance, December 31, 2022	374,305,480	3,748	63,527,513	(795,000)	(67,246,474)	216,108	(4,294,105)
Shares issued in connection with the sale of common stock	—	—	—	—	—	—	—
Settlement of Notes	237,130	3	65,208	—	—	—	65,211
Stock-based compensation expense	—	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	16,566	16,566
Net loss	—	—	—	—	(199,901)	—	(199,901)
Balance, March 31, 2023	374,542,610	3,751	63,592,721	(795,000)	(67,446,375)	$232,674	$(4,412,229)

						Accumulated	Total
	Common Stock		Additional	Stock	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Paid-in	Receivable	Deficit	Income	Deficit

Balance, September 30, 2021	343,237,369	3,437	49,922,922	(720,000)	(46,050,640)	107,902	3,263,621
Shares issued in connection with the sale of common stock	1,200,000	12	121,909	(75,000)	—	—	46,921
Stock-based compensation expense	18,386,364	184	12,382,316	—	—	—	12,382,500
Foreign currency translation adjustment	—	—	—	—	—	(9,246)	(9,246)
Net loss	—	—	—	—	(12,850,758)	—	(12,850,758)
Balance, December 31, 2021	362,823,733	3,633	62,427,147	(795,000)	(58,901,398)	98,656	2,833,038
Shares issued in connection with the sale of common stock	—	—	—	—	—	—	—
Beneficial conversion discount on convertible notes payable		—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	(47,456)	(47,456)
Net loss	—	—	—	—	(440,305)	—	(440,305)
Balance, March 31, 2022	362,823,733	3,633	62,427,147	(795,000)	(59,341,703)	$51,200	$2,345,277

The accompanying notes are an integral part of these consolidated financial statements.

GRAPHENE & SOLAR TECHNOLOGIES LIMITED

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

For the Six-Month Period Ended March 31, 2023 and 2022

(Unaudited)

	2023	2022
Cash flows from operating activities
Net Income (loss)	$(376,359)	$(13,291,063)
Adjustments to reconcile net income/(loss) to net cash from operating activities:
Stock-based compensation	—	12,382,500
Depreciation expense	169	521
Amortization of intangibles	—	490,064
Amortization of discount	—	13,943
Loss on Settlement of Debt	40,441	—
Change in operating assets and liabilities:
Accounts payable	88,344	142,409
Accrued interest payable	10,134	11,485
Accrued liabilities
Other Receivables	(1,921)	(2,094)
Pre-Payments	—	—
Due to related parties	195,304	203,128
Net cash used in operating activities	(43,888)	(49,107)

Cash flows from investing activities
Cash paid for purchase of fixed assets	—	—
Net cash used in investing activities	—	—

Cash flows from financing activities
Proceeds from issuance of common stock	—	46,921
Due to Affiliates	41,892	—
Issuance of short term note payable, net of OID	—	—
Net cash from financing activities	41,892	46,921
Effect of currency translations to cash flow	9,488	(2,654)
Net change in cash and cash equivalents	7,492	468
Beginning of period	2,857	3,728
End of period	$10,349	$4,196

Supplemental cash flow information	Quarter ended March 31,
	2023	2022
Interest paid	$—	$—
Taxes	$—	$—
Noncash investing and financing activities:
Settlement of Debt for Common Stock	24,770	—

The accompanying notes are an integral part of these consolidated financial statements.

GRAPHENE & SOLAR TECHNOLOGIES Limited

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION

These consolidated financial statements of Graphene &Solar Technologies Limited (GSTX or the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). In the opinion of management, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. Certain information, accounting policies and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to Securities and Exchange Commission (SEC) rules and regulations. These financial statements should be read along with Graphene & Solar Technologies’ audited financial statements as of September 30, 2022.

Going Concern – The Company has incurred cumulative net losses since inception of $67,446,376 at March 31, 2023. Accordingly, it requires capital to fund working capital deficits and for future operating activities to take place. The Company’s ability to raise new funds through the future issuances of debt or common stock is unknown. The obtainment of additional financing, the successful development of a plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability of the Company to continue its operations is dependent on management’s plans, which include the raising of capital through debt and/or equity markets, with some additional funding from other traditional financing sources, including term notes, until such time that funds provided by operations are sufficient to fund working capital requirements. The Company may need to incur additional liabilities with certain related parties to sustain the Company’s existence. There can be no assurance that the Company will be able to raise any additional capital and therefore raise doubt about the Company’s ability to continue as a going concern.

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

Cash and Cash Equivalents-Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments. As of March 31, 2023 and 2022, the Company had $10,349 and $4,196 in cash, respectively, and no cash equivalents.

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

There was no derivative activity in fiscal quarter ending March 31, 2023. Therefore, no derivative liabilities were recorded during the quarter ended March 31, 2023.

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

During the quarter ended March 31, 2023, the Company issued 237,130 shares of the Company’s common stock.

Total stock-based compensation expense was $0 for the six-months ended March 31, 2023.

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

NOTE 3 – NOTES PAYABLE

The Company’s indebtedness as of March 31, 2023 and September 30, 2022 were as follows:

Description	March 31, 2023	September 30, 2022

Convertible notes	$100,747	$100,747
Notes Payable	$60,000	$76,255
Notes Payable – Related Parties	$41,892	$—

Notes Payable and Other Loans

During 2015 and 2016, the Company executed promissory notes payable with six individuals with an aggregate principal balance of $60,000. The notes were due on demand and included interest at 10%. As of March 31, 2023 and September 30, 2022, the total promissory notes payable balance was $105,701 and $99,701 including accrued interest of $45,701 and $39,701, respectively. On January 15, 2019, the holder of a note with a principal balance of $10,000 made demand for payment. To date, the note has not been paid.

During the year ended September 30, 2020 a Company Advisor, loaned the Company $5,781. The loan is a demand note at zero interest.

Convertible Notes Payable

As of March 31, 2023 and September 30, 2022, noteholders representing $70,747 in outstanding principal had not requested the exchange of shares of common stock. As of March 31, 2023 and September 30, 2022, the exchange obligation payable was $ 174,188.98 and $168,897.47 including accrued interest of $103,442 and $98,150, respectively. As of March 31, 2023 and September 30, 2022, the exchange obligation was for 52,625 shares and 51,026 shares of common stock, respectively.

On February 1, 2016, the Company issued convertible secured note payable of $30,000 to an individual. The note was due on January 31, 2017 and included interest at 10%. The note was convertible at discretion of the holder into common shares of the Company at the rate of $0.50 per shares. The Company has not extended the maturity date and the note is in default. As of March 31, 2023 and September 30, 2022, the total convertible note payable balance was $51,493 and $49,997, including accrued interest of $21,493 and $19,997 respectively. As of March 31, 2023 and September 30, 2022, the exchange obligation was for 102,986 shares and 99,994 shares of common stock, respectively.

NOTE 4 – RELATED PARTY

CSA Liang Pty Ltd, a management company controlled by the Company’s Chief Executive Officer, and a Company Director, provides management services to the Company for which the Company is charged $20,833 monthly. During the three months ended March 31, 2023, the Company incurred charges to operations of $62,499 with respect to this arrangement.

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

On February 28, 2023, the Company entered into a Promissory Loan Note with MI Labs Pty Ltd, in the amount of US$50,000 (of which $21,892 was received by the company as of March 31, 2023) with a maturity date of February 28, 2024. The loan will accrue interest at the rate 10% per annum.

Mr. Thomas Chang was granted a maximum of 1,000,000 shares per annum subject to performance in fiscal years 2021/2022, 2022/2023 and 2023/2024 to a total of 3,000,000 shares. 1,000,000 shares were issued during the 2021/2022 fiscal year. As of this filing date, the remaining 2,000,000 shares have been approved but remain unissued.

During the quarters ended March 31, 2023 and 2022, stock-based compensation expense relating to directors, officers, affiliates and related parties was $0 (no shares) and $2,485,000 (3,500,000 shares), respectively.

NOTE 5 – STOCKHOLDERS’ EQUITY

237,130 new common shares were issued during the six- month period ending March 31, 2023 to settle accounts payable debt. The share prices at time of issuance was $0.2750, resulting in a loss on settlement of $40,441.

The Company has a total of 5,778,366 shares that remain approved, reserved and outstanding and not yet issued by the Transfer Agent at March 31, 2023

NOTE 6 – COMMITMENTS & CONTINGENCIES

Contingencies

From time to time, we may be involved in routine legal proceedings, as well as demands, claims and threatened litigation that arise in the normal course of our business. The ultimate amount of liability, if any, for any claims of any type (either alone or in the aggregate) may materially and adversely affect our financial condition, results of operations and liquidity. In addition, the ultimate outcome of any litigation is uncertain. Any outcome, whether favorable or unfavorable, may materially and adversely affect us due to legal costs and expenses, diversion of management attention and other factors. We expense legal costs in the period incurred. We cannot assure you that additional contingencies of a legal nature or contingencies having legal aspects will not be asserted against us in the future, and these matters could relate to prior, current or future transactions or events. As of March 31, 2023, there were no pending or threatened litigation against the Company.

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

	March 30, 2023	March 30, 2022
Patents	1	6,879,745
Accumulated amortization	—	(592,385)
Total patent costs, net	1	6,287,360

NOTE 8 – SUBSEQUENT EVENTS

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

The Company has evaluated events occurring subsequent to March 31, 2023 through to the date these financial statements were issued and has identified no additional events requiring disclosure.

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

The Company is continuing commercialization of a unique water harvesting technology utilizing modular, self-contained units that can be solar or grid powered, and deployed in urban and rural environments. The water harvesters will extract moisture from the ambient air and lect as 100% pure fresh water. Each domestic water harvester will be capable of generating 30-50 liters (8-13 gal) of pure fresh water per day for personal use, with commercial models lecting up to 50,000 liters (13,000 gal) per day. The 100% pure H20 extracted from the atmosphere is also suitable for industrial use in green hydrogen production and pharmaceutical, semiconductor processing plants.

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

Results of Operations

For the fiscal quarters ended March 31, 2023 and 2022, we generated no revenues, and thus no cost of sales or gross profits.

For the fiscal quarters ended March 31, 2023 and 2022, we incurred $165,100 and $442,064 respectively in operating expenses.

For the fiscal quarter ended March 31, 2023 we recorded other expenses of $5,022, while in the fiscal quarter ended March 31, 2022, we incurred expenses of $4,835; both items are represented by accrued interest on debt.

For the fiscal quarter ended March 31, 2023, we recorded other income of $10,662, while in the fiscal quarter ended March 31, 2022, we recorded other income of $6,594.

For the fiscal quarter ended March 31, 2023, $40,441 was recognized as loss on extinguishment of debt, while in the fiscal quarter ended March 31, 2022 we recorded $0.

For the six months ended March 31, 2023, we reported net loss before taxes of $376,359 while in the six months ended March 31, 2022, we reported a net loss before taxes of $13,291,063. Since there were no tax obligations in either year, net income / loss in each year was the same as that reported before taxes.

For the periods ended September 30, 2022 and March 31, 2023, our cash positions were $2,857 and $10,349 respectively.

As of March 31, 2023, we had total current liabilities of $4,440,258 while as of September 30, 2022, we had total current liabilities of $4,061,574 an increase of about 9%. Accrued interest payable increased from $161,602 to $171,736 all attributable to accruals on the loans and the convertible notes payable.

Liquidity and Capital Resources

As of March 31, 2023, we had $21,894 in total current assets and $4,440,259 in total current liabilities. Accordingly, we had a working capital deficit of $4,418,364.

Cash used in operating activities was $44,559 for the quarter ended March 31, 2023, as compared to $49,107 cash used in operating activities for the quarter ended March 31, 2022.

Net cash provided by financing activities was $41,892 for the quarter ended March 31, 2023, as compared to $46,921 for the quarter ended March 31, 2022.

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

GRAPHENE & SOLAR TECHNOLOGIES LIMITED

Date: August 4, 2023	By:	/s/ Jason May
Chief Executive Officer and Director