Form 10-Q
period 2023-06-30
Graphene & Solar Technologies Ltd
filed 2023-09-13
CIK 1497649

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2023

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

As of September 12, 2023, the registrant had 384,792,610 outstanding shares of common stock.

GRAPHENE & SOLAR TECHNOLOGIES LIMITED

FORM 10-Q

GRAPHENE & SOLAR TECHNOLOGIES LIMITED

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
	2023 (Unaudited)	2022
Assets
Current Assets:
Cash	$6,495	$2,857
Prepaid expenses	11,404	11,183
Total Current Assets	17,899	14,040
Other Assets:
Furniture and equipment, net of depreciation $79,023	1,047	1,273
Intellectual property – at cost, net	1	—
Other intangible assets – at cost	975	975
Other receivable	4,015	2,094

Total Assets	$23,937	$18,382

Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable and other payable	$2,550,540	$2,380,565
Accrued interest payable	177,112	161,602
Due to related parties	1,838,093	1,342,405
Notes payable – in default	60,000	76,255
Convertible notes payable, net of discount $51,694 and $100,747 in default	100,747	100,747
Notes payable – Related Party	51,694	—
Total Current Liabilities	4,778,186	4,061,574

Total Liabilities	$4,778,186	$4,061,574

Stockholders’ Deficit:
Preferred stock: 10,000,000 shares authorized; $0.00001 par value; no shares issued and outstanding	—	—
Common stock: 500,000,000 shares authorized; $0.00001 par value; 384,237,369 and 374,305,480 shares issued and outstanding	3,854	3,748
Additional paid-in capital	63,623,368	63,527,513
Stock Receivable	(795,000)	(795,000)
Accumulated deficit	(67,841,840)	(67,070,016)
Accumulated other comprehensive income	255,369	290,563
Total Stockholders’ Deficit	4,754,249	(4,043,192)

Total Liabilities and Stockholders’ Deficit	$23,937	$18,382

The accompanying notes are an integral part of these consolidated financial statements.

GRAPHENE & SOLAR TECHNOLOGIES LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ending June 30		Nine Months Ending June 30
	2023	2022	2023	2022
Revenues	$—	$—	$—	$—

Operating expenses
Professional Services	322,155	166,256	610,262	12,892,711
General and administrative	76,099	278,762	130,737	829,218
Total operating expenses	398,254	445,018	740,999	13,721,929

Loss from operations	(398,254)	(445,018)	(740,999)	(13,721,929)

Other income (expense)
Other income	8,116	7,288	25,078	18,564
Interest expense	(5,375)	(4,891)	(15,510)	(30,319)
Loss on extinguishment of debt	48	—	(40,393)	—
Total other income (expense)	2,789	2,397	(30,825)	(11,755)

Net Income (Loss)	$(395,465)	$(442,621)	$(771,824)	$(13,733,684)

Other Comprehensive Income	$22,695	$137,979	$(35,194)	$81,277

Net Comprehensive Loss	$(372,770)	$(304,644)	$(807,018)	$(13,652,409)

Income (Loss) per share:
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.04)

Weighted average shares outstanding	384,009,643	362,823,733	377,541,938	360,954,236

The accompanying notes are an integral part of these consolidated financial statements.

GRAPHENE & SOLAR TECHNOLOGIES LIMITED

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

(Unaudited)

Three and Nine Months Ended June 30, 2023 and 2022

						Accumulated	Total
	Common Stock		Additional	Stock	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Paid-in	Receivable	Deficit	Income	Deficit
Balance, September 30, 2022	374,305,480	3,748	63,527,513	(795,000)	(67,070,016)	290,563	(4,043,192)
Foreign currency translation adjustment	—	—	—	—	—	(74,455)	(74,455)
Net loss	—	—	—	—	(176,458)	—	(176,458)
Balance, December 31, 2022	374,305,480	3,748	63,527,513	(795,000)	(67,246,474)	216,108	$(4,294,105)
Settlement of Notes	237,130	3	65,208	—	—	—	65,211
Foreign currency translation adjustment	—	—	—	—	—	16,566	16,566
Net loss	—	—	—	—	(199,901)	—	(199,901)
Balance, March 31, 2023	374,542,610	3,751	63,592,721	(795,000)	(67,446,375)	232,674	$(4,412,229)
Stock-based compensation expense	10,250,000	103	30,647	—	—	—	30,750
Foreign currency translation adjustment	—	—	—	—	—	22,695	22,695
Net loss	—	—	—	—	(395,465)	—	(395,465)
Balance, June 30, 2023	384,792,610	3,854	63,623,368	(795,000)	(67,841,840)	255,369	$(4,754,249)

						Accumulated	Total
	Common Stock		Additional	Stock	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Paid-in	Receivable	Deficit	Income	Deficit

Balance, September 30, 2021	343,237,369	3,437	49,922,922	(720,000)	(46,050,640)	107,902	3,263,621
Shares issued in connection with the sale of common stock	1,200,000	12	121,909	(75,000)	—	—	46,921
Stock-based compensation expense	18,386,364	184	12,382,316	—	—	—	12,382,500
Foreign currency translation adjustment	—	—	—	—	—	(9,246)	(9,246)
Net loss	—	—	—	—	(12,850,758)	—	(12,850,758)
Balance, December 31, 2021	362,823,733	3,633	62,427,147	(795,000)	(58,901,398)	98,656	$2,833,038
Foreign currency translation adjustment	—	—	—	—	—	(47,456)	(47,456)
Net loss	—	—	—	—	(440,305)	—	(440,305)
Balance, March 31, 2022	362,823,733	3,633	62,427,147	(795,000)	(59,341,703)	51,200	$2,345,277
Foreign currency translation adjustment	—	—	—	—	—	137,979	137,979
Net loss	—	—	—	—	(442,621)	—	(442,621)
Balance, June 30, 2022	362,823,733	3,633	62,427,147	(795,000)	(59,784,324)	189,179	$2,040,635

GRAPHENE & SOLAR TECHNOLOGIES LIMITED

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

For the Nine-Month Period Ended June 30, 2023 and 2022

(Unaudited)

	2023	2022
Cash flows from operating activities
Net Income (loss)	$(771,824)	$(13,733,684)
Adjustments to reconcile net income/(loss) to net cash from operating activities:
Stock-based compensation	30,750	12,382,500
Depreciation expense	254	611
Amortization of intangibles	—	735,096
Amortization of discount	—	13,943
Loss on Settlement of Debt	40,393	—
Change in operating assets and liabilities:
Accounts payable	167,158	225,056
Accrued interest payable	15,510	17,064
Accrued liabilities	—	—
Other Receivables	(1,921)	(2,094)
Pre-Payments	—	—
Due to related parties	472,730	312,045
Net cash used in operating activities	(46,950)	(49,463)

Cash flows from investing activities
Cash paid for purchase of fixed assets	—	—
Net cash used in investing activities	—	—

Cash flows from financing activities
Proceeds from issuance of common stock	—	46,921
Due to Affiliates	51,694	—
Issuance of short term note payable, net of OID	—	—
Net cash from financing activities	51,694	46,921
Effect of currency translations to cash flow	(1,106)	2,086
Net change in cash and cash equivalents	3,638	(456)
Beginning of period	2,857	3,728
End of period	$6,495	$3,272

Supplemental cash flow information	Quarter ended June 30,
	2023	2022
Interest paid	$—	$—
Taxes	$—	$—
Noncash investing and financing activities:
Settlement of Debt for Common Stock	24,818	—

The accompanying notes are an integral part of these consolidated financial statements.

GRAPHENE & SOLAR TECHNOLOGIES LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION

These consolidated financial statements of Graphene & Solar Technologies Limited (GSTX or the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). In the opinion of management, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. Certain information, accounting policies and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to Securities and Exchange Commission (SEC) rules and regulations. These financial statements should be read along with Graphene & Solar Technologies audited financial statements as of September 30, 2022.

Going Concern – The Company has incurred cumulative net losses since inception of $67,841,838 at June 30, 2023. Accordingly, it requires capital to fund working capital deficits and for future operating activities to take place. The Company’s ability to raise new funds through the future issuances of debt or common stock is unknown. The obtainment of additional financing, the successful development of a plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability of the Company to continue its operations is dependent on management’s plans, which include the raising of capital through debt and/or equity markets, with some additional funding from other traditional financing sources, including term notes, until such time that funds provided by operations are sufficient to fund working capital requirements. The Company may need to incur additional liabilities with certain related parties to sustain the Company’s existence. There can be no assurance that the Company will be able to raise any additional capital and therefore raise doubt about the Company’s ability to continue as a going concern.

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

Cash and Cash Equivalents – Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments. As of June 30, 2023 and September 30, 2022, the Company had $6,495 and $2,857 in cash, respectively, and no cash equivalents.

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

There was no derivative activity in fiscal quarter ending June 30, 2023. Therefore, no derivative liabilities were recorded during the quarter ended June 30, 2023.

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

NOTE 3 – NOTES PAYABLE

The Company’s indebtedness as of June 30, 2023 and September 30, 2022 were as follows:

Description	June 30, 2023	September 30, 2022

Convertible notes	$100,747	$100,747
Notes Payable	$60,000	$76,255
Notes Payable – Related Parties	$51,694	$—

Notes Payable and Other Loans

During 2015 and 2016, the Company executed promissory notes payable with six individuals with an aggregate principal balance of $60,000. The notes were due on demand and included interest at 10%. As of June 30, 2023 and September 30, 2022, the total promissory notes payable balance was $107,197 and $102,710 including accrued interest of $47,197 and $42,710, respectively. On January 15, 2019, the holder of a note with a principal balance of $10,000 made demand for payment. To date, the note has not been paid.

Convertible Notes Payable

As of June 30, 2023 and September 30, 2022, noteholders representing $70,747 in outstanding principal had not requested the exchange of shares of common stock. As of June 30, 2023 and September 30, 2022, the exchange obligation payable was $176,835 and $168,897 including accrued interest of $106,087 and $98,150, respectively. As of June 30, 2023 and September 30, 2022, the exchange obligation was for 53,424 shares and 51,026 shares of common stock, respectively.

On February 1, 2016, the Company issued convertible secured note payable of $30,000 to an individual. The note was due on January 31, 2017 and included interest at 10%. The note was convertible at discretion of the holder into common shares of the Company at the rate of $0.50 per shares. The Company has not extended the maturity date and the note is in default. As of June 30, 2023 and September 30, 2022, the total convertible note payable balance was $52,241 and $49,997, including accrued interest of $22,241 and $19,997 respectively. As of June 30, 2023 and September 30, 2022, the exchange obligation was for 104,482 shares and 99,994 shares of common stock, respectively.

Related Party Loans

On December 5, 2022, the Company entered into a Promissory Loan Note with Mr. Andrew Liang, in the amount of US$20,000, with a maturity date of December 5, 2023. The loan will accrue interest at the rate of 10% per annum.

On February 28, 2023, the Company entered into a Promissory Loan Note with MI Labs Pty Ltd, in the amount of US$50,000 (of which $31,693 was received by the company as of June 30, 2023) with a maturity date of February 28, 2024. The loan will accrue interest at the rate 10% per annum.

NOTE 4- RELATED PARTY

MI Labs Pty Ltd, a management company controlled by Mr. Jason May, the Company’s Chief Executive Officer and a Company Director, provides management services to the Company for which the Company is charged $25,000 monthly. During the nine months ended June 30, 2023, the Company incurred charges to operations of $125,000 with respect to this arrangement.

CSA Liang Pty Ltd, a management company controlled by Mr. Andrew Liang, a Company Director and former Chief Executive Officer, provided management services to the Company for which the Company was charged $20,833 monthly. During the nine months ended June 30, 2023, the Company incurred charges to operations of $187,497 with respect to this arrangement.

Sativus Investments, a management company controlled by Mr. Paul Saffron, the Company’s Chief Operations Officer, provides management services to the Company for which the Company is charged $20,000 monthly, plus a $60,000 sign-on bonus. During the nine months ended June 30, 2023, the Company incurred charges to operations of $100,000 with respect to this arrangement.

During nine-months period ended June 30, 2023 and 2022, stock-based compensation expense relating to directors, officers, affiliates and related parties was $0 (0 shares) and $2,485,000 (3,500,000 shares), respectively.

NOTE 5 – STOCKHOLDERS’ EQUITY

During the quarter ended June 30, 2023, the Company issued 10,250,000 shares of the Company’s common stock to members of the Board of Directors, employees, and consultants. The fair value of the shares, as determined by reference market price of the Company’s common stock on each grant date, aggregated $30,750.

Total stock-based compensation expense was $30,750 for the nine-months ended June 30, 2023.

237,130 new common shares were issued during the nine- month period ending June 30, 2023 for settlement of debt and liabilities totaling $65,211. The company recognized a loss of $40,393 on this exchange.

The Company has a total of 5,778,366 shares that remain approved, reserved and outstanding and not yet issued by the Transfer Agent at June 30, 2023.

NOTE 6 – COMMITMENTS & CONTINGENCIES

Contingencies

From time to time, we may be involved in routine legal proceedings, as well as demands, claims and threatened litigation that arise in the normal course of our business. The ultimate amount of liability, if any, for any claims of any type (either alone or in the aggregate) may materially and adversely affect our financial condition, results of operations and liquidity. In addition, the ultimate outcome of any litigation is uncertain. Any outcome, whether favorable or unfavorable, may materially and adversely affect us due to legal costs and expenses, diversion of management attention and other factors. We expense legal costs in the period incurred. We cannot assure you that additional contingencies of a legal nature or contingencies having legal aspects will not be asserted against us in the future, and these matters could relate to prior, current or future transactions or events. As of June 30, 2023, there were no pending or threatened litigation against the Company.

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

	June 30, 2023	June 30, 2022
Patents	1	6,879,745
Accumulated amortization	—	(837,417)
Total patent costs, net	1	6,042,328

NOTE 8 – SUBSEQUENT EVENTS

On April 2, 2023, Mr. Jason May was appointed Chief Executive Officer by the Board of Directors. Mr. May was granted 2,000,000 shares per the terms of the agreement. As of this filing date, the 2,000,000 shares have been approved but remain unissued.

On June 1, 2023, Mr. Paul Saffron was appointed Chief Operations Officer by the Board of Directors. Mr. Saffron was granted 5,000,000 shares per the terms of the agreement. As of this filing date, the 5,000,000 shares have been approved but remain unissued.

On July 1, 2023, Mr. Andrew Liang stepped down from the Chief Executive Officer role but remains a Corporate Advisor and a Director on the Board. Mr. Liang was granted 10,000,000 shares per the terms of the agreement. As of this filing date, the 10,000,000 shares have been approved but remained unissued.

On July 28, 2023, Mr. Juan Hilsaca signed a consulting agreement with the Company and was granted 250,000 shares per the terms of the agreement. As of this filing date, the 250,000 shares have been approved but remained unissued.

Mr. Thomas Chang was granted a maximum of 1,000,000 shares per annum subject to performance in fiscal years 2021/2022, 2022/2023 and 2023/2024 to a total of 3,000,000 shares. 1,000,000 shares were issued during the 2021/2022 fiscal year. As of this filing date, the remaining 2,000,000 shares have been approved but remain unissued.

The Company has evaluated events occurring subsequent to June 30, 2023 through to the date these financial statements were issued and has identified no additional events requiring disclosure.

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

Results of Operations

For the fiscal quarter ended June 30, 2023 and 2022, we generated no revenues, and thus no cost of sales or gross profits.

For the fiscal quarter ended June 30, 2023 and 2022, we incurred $398,254 and $445,018, respectively, in operating expenses.

For the fiscal quarter ended June 30, 2023 we recorded other expenses of $5,375, while in the fiscal quarter ended June 30, 2022, we incurred expenses of $4,891; both items are represented by accrued interest on debt.

For the fiscal quarter ended June 30, 2023, we recorded other income of $8,116, while in the fiscal quarter ended June 30, 2022, we recorded other income of $7,288.

For the fiscal quarter ended June 30, 2023, $48 was recognized as loss on extinguishment of debt, while in the fiscal quarter ended June 30, 2022, we recorded $0.

For the nine months ended June 30, 2023, we reported net loss before taxes of $771,824 while in the nine months ended June 30, 2022, we reported a net loss before taxes of $13,733,684. Since there were no tax obligations in either year, net income / loss in each year was the same as that reported before taxes.

For the periods ended June 30, 2023 and September 30, 2022, our cash positions were $6,495 and $2,857 respectively.

As of June 30, 2023, we had total current liabilities of $4,778,186 while as of September 30, 2022, we had total current liabilities of $4,061,574 an increase of about 15%. Accrued interest payable increased from $161,602 to $177,112 all attributable to accruals on the loans and the convertible notes payable. Related party debt increased from $1,342,405 to $1,838,093 during the period.

Liquidity and Capital Resources

As of June 30, 2023, we had $17,899 in total current assets and $4,778,185 in total current liabilities. Accordingly, we had a working capital deficit of $4,760,287.

Cash used in operating activities was $46,950 for the quarter ended June 30, 2023, as compared to $49,463 cash used in operating activities for the quarter ended June 30, 2022.

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

GRAPHENE & SOLAR TECHNOLOGIES LIMITED

Date: September 13, 2023	By:	/s/ Jason May
Chief Executive Officer and Director