Form 10-K
period 2023-09-30
Graphene & Solar Technologies Ltd
filed 2024-01-16
CIK 1497649

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 333-174194

GRAPHENE & SOLAR TECHNOLOGIES LIMITED

(Exact name of registrant as specified in its charter)

colorado	27-2888719
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11201 North Tatum Boulevard Suite 300 Phoenix, AZ	85028
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (602) 388-8335

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

The aggregate market value of the voting stock held by non-affiliates of the registrant on September 30, 2023 was approximately $1,973,080.00

As of January 15, 2024, the registrant had 421,892,610 outstanding shares of common stock.

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

PART I

ITEM 1. BUSINESS

Overview.

We are primarily focused on the energy and water sectors, providing the materials and technologies for a greener future. GSTX has a portfolio of projects in the cleantech arena with:

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

The Company is also exploring acquisition opportunities for solar cell manufacturing, Critical Resources Assets (Minerals with identified supply chain risk), zero emission fossil fuel replacement, green hydrogen, and ammonia production.

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

ITEM 1.A. RISK FACTORS.

Not applicable.

ITEM 1.B. UNRESOLVED STAFF COMMENTS.

Not Applicable

ITEM 2. PROPERTIES.

We own general office, lab and factory equipment with a net book value of $937 and $1,273 as of September 30, 2023 and 2022 respectively, net of depreciation.

We currently maintain a representative office at 11201 North Tatum Boulevard suite 300 Phoenix, Arizona 85028 (the Company pays monthly rent in the amount of $275 for this office). We also maintain a substantial office at 88 Lorimer Street, Docklands, Melbourne 3008, in the State of Victoria, Australia (the company pays monthly expense for use, equivalent to the amount of AUD$2,200 for this office, which it has occupied for the last eight years). These offices are currently adequate for our needs. These are month to month arrangements and therefore scoped out of ASC 842.

ITEM 3. LEGAL PROCEEDINGS.

Not applicable

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock at September 30, 2023 trades in the OTC Markets OTC Pink Market under the symbol “GSTX”. Shown below is the range of high and low closing prices for our common stock for the periods indicated. The market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

Quarter Ended	High	Low
September 30, 2021	$0.68	$0.55
December 31, 2021	$0.68	$0.60
March 31, 2022	$0.29	$0.28
June 30, 2022	$0.20	$0.20
September 30, 2022	$0.16	$0.16
December 31, 2022	$0.07	$0.06
March 31, 2023	$0.00	$0.00
June 30, 2023	$0.00	$0.00
September 30, 2023	$0.00	$0.00

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

As of September 30, 2023, we had approximately 396 shareholders of record.

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

Current Business and Operation

The company has had a significant change of Management and the Board of Directors. Following the passing of Roger May (CEO) on 24 August 2022, the company appointed Dr. Andrew Liang as CEO and Roger’s son, Jason May, as CTO. On 1 April 2023, Jason May was appointed as CEO and Dr. Andrew Liang resigned as CEO but continues as a Director.

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

Currently, GSTX is primarily focused upon completing development and initial sample production of commercially viable products. The goal for the 2024 FY is to establish initial production and begin generating revenue.

Results of Operations.

Years Ended September 30, 2023 and 2022

	Years Ended
	September 30,
	2023	2022	Changes ($)
Operating expenses	$1,273,106	15,021,841	$(13,748,735)
Other Expense	$31,956	5,997,535	$(5,965,579)
Net Income (loss)	$(1,305,062)	$(21,019,376)	$(19,714,314)

For the years ended September 30, 2023 and 2022, we generated no revenues, and thus no cost of sales or gross profits.

For the years ended September 30, 2023 and 2022, we incurred $1,273,106 and $15,021,841, respectively in operating expenses. The operating expense decreases are due primarily to reduced costs of contracting professional services in the development of markets, financing, legal fees, and other general and administrative expenses.

For the years ended September 30, 2023 and 2022, our other income (expenses) consisted of the following:

	Years Ended
	September 30,
	2023	2022	Changes ($)
Other (Income) Expense:
Interest expense	$(23,249)	$(35,262)	$12,013
Rental income	31,455	24,982	6,473
Impairment of assets	—	(5,794,603)	5,794,603
Foreign currency transaction gain	—	—	—
Change in fair value of derivative liability	—	—	—
Loss on settlement of convertible note	(40,162)	(192,652)	152,490
	$(31,956)	$(5,997,535)	$5,965,579

For the year ended September 30, 2023, we reported a net loss before taxes of $1,305,062 compared to a net loss before taxes of $21,019,376 for the year ended September 30, 2022. Since there were no tax obligations in either year, net loss in each year was the same as that reported before taxes.

Cash Flows

	Years Ended
	September 30,
	2023	2022	Changes ($)
Cash Flows used in Operating Activities	$(72,180)	(43,823)	$(28,357)
Cash Flows Provided (Used) by Investing Activities	$—	—	$—
Cash Flows provided by Financing Activities	$71,713	46,921	$24,792
Effect of exchange rate in cash	(1,296)	(3,969)	2,673
Net Change in Cash During Period	$(1,763)	$(871)	$(892)

Cash Flow from Operating Activities

Cash flows used in operating activities was $72,180 in the year ended September 30, 2023, while for the year ended September 30, 2022, the Company expended $43,823.

The increase in the year ended September 30, 2023 was primarily due to an increase in accounts payable and accrued expenses, primarily for legal and consulting expenses and due to related parties.

Cash Flow from Investing Activities

Shareholder loans and some minimal funding activities were mainly significant in the year ended September 30, 2023 and 2022.

Cash Flow from Financing Activities

Cash from financing activities in the year ended September 30, 2023 contributed $71,713 from the issuance of short term note payables. Cash from financing activities in the year ended September 30, 2022 contributed $46,921, $138,093 from the sales of shares to unaffiliated investors and $133,005 from proceeds of a convertible note payable.

Liquidity and Capital Resources.

Years Ended September 30, 2023 and 2022.

	September 30, 2023	September 30, 2022	Changes ($)
Cash	$1,094	$2,857	$(1,763)
Working capital deficit	$(4,984,957)	$(4,047,534)	$(937,423)
Total assets	$18,130	$18,382	$(252)
Total liabilities	$(4,997,159)	$(4,061,574)	$(935,585)
Total stockholders’ deficit	$(4,979,029)	$(4,043,192)	$(935,837)

As of September 30, 2023, we had total current liabilities of $4,997,159, while as of September 30, 2022 we had total current liabilities of $4,061,574, an increase of $935,585. The increase in current liabilities was primarily due to an increase in accounts payable and due to related party.

As of September 30, 2023, we had a working capital deficit of $4,984,957 compared to a working capital deficit of $4,047,534 as of September 30, 2022. As of September 30, 2023, we had cash and cash equivalents of $1,094 and total assets of $18,130 compared to cash and cash equivalents of $2,857 and total assets of $18,382 as of September 30, 2022.

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

The Company determines our derivative liabilities to be a Level 3 fair value measurement and uses the Binomial pricing model to calculate the fair value. There are no derivative liabilities as of September 30, 2023 and 2022. The Binomial model requires six basic data inputs: the exercise or strike price, time to expiration, the risk-free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of each convertible note is estimated using the Binomial valuation model.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Graphene & Solar Technologies Limited

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Graphene & Solar Technologies Limited (the Company) as of September 30, 2023 and 2022, and the related consolidated statements of operations and comprehensive loss, stockholders’ deficit, and cash flows for each of the years in the two-year period ended September 30, 2023, and the related notes (collectively referred to as the financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the twoyear period ended September 30, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ M&K CPAS, PLLC M&K CPAS, PLLC

We have served as the Company’s auditor since 2020

Firm ID 2738

The Woodlands, TX

January 16, 2024

GRAPHENE & SOLAR TECHNOLOGIES LIMITED

 CONSOLIDATED BALANCE SHEETS

	September 30,	September 30,
	2023	2022
Assets
Current Assets:
Cash	$1,094	$2,857
Prepaid expenses	11,108	11,183
Total Current Assets	12,202	14,040
Other Assets:
Furniture and equipment, net of depreciation $77,056	937	1,273
Intellectual property – at cost, net	1	—
Other intangible assets – at cost	975	975
Other receivable	4,015	2,094

Total Assets	$18,130	$18,382

Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts payable and other payable	$2,594,247	$2,380,565
Accrued interest payable	184,851	161,602
Due to related party	1,985,601	1,342,405
Notes payable – in default	60,000	76,255
Convertible notes payable, net of discount $0 and $0, and $100,747 in default	100,747	100,747
Notes payable – Related Party	71,713	—
Total Current Liabilities	4,997,159	4,061,574

Total Liabilities	4,997,159	4,061,574

Stockholders’ Deficit
Preferred stock: 10,000,000 shares authorized; $0.00001 par value; no shares issued and outstanding	—	—
Common stock: 500,000,000 shares authorized; $0.00001 par value; 421,292,610 and 374,305,480 shares issued and outstanding	4,219	3,748
Additional paid-in capital	63,883,853	63,527,513
Stock Receivable	(795,000)	(795,000)
Accumulated deficit	(68,375,078)	(67,070,016)
Accumulated other comprehensive income	302,977	290,563
Total Stockholders’ Deficit	(4,979,029)	(4,043,192)

Total Liabilities and Stockholders’ Deficit	$18,130	$18,382

The accompanying notes are an integral part of these consolidated financial statements.

GRAPHENE & SOLAR TECHNOLOGIES LIMITED

 CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Years Ended
	September 30,
	2023	2022

Revenue	$—	$—

Operating Expenses:
Professional fees	1,096,237	13,912,620
General and administration	176,869	1,109,221
Total operating expenses	1,273,106	15,021,841

Loss from operations	(1,273,106)	(15,021,841)

Other Income (Expense):
Other income	31,455	24,982
Interest expense	(23,249)	(35,262)
Loss on extinguishment of debt	(40,162)	(192,652)
Impairment of assets	—	(5,794,603)
Total Other Income (Expense)	(31,956)	(5,997,535)

Net Income (Loss)	$(1,305,062)	$(21,019,376)

Other Comprehensive Income	12,414	182,661

Net Comprehensive Loss	$(1,292,648)	$(20,836,715)

Net Loss available to common shareholders	$(1,292,648)	$(20,836,715)

Basic and diluted loss per common share	$(0.00)	$(0.06)

Weighted average number of common shares outstanding
Basic and diluted	387,153,066	363,203,503

The accompanying notes are an integral part of these consolidated financial statements.

GRAPHENE & SOLAR TECHNOLOGIES LIMITED

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Common Stock		Additional	Stock	Accumulated	Accumulated Comprehensive	Stockholders’
	Shares	Amount	Paid-in	Receivable	Deficit	Income	Deficit
Balance September 30, 2021	343,237,369	3,437	$49,922,922	$(720,000)	$(46,050,640)	$107,902	$3,263,621

Shares issued for cash	1,200,000	12	121,909	(75,000)	—	—	46,921
Stock-based compensation	28,868,111	289	13,207,692	—	—	—	13,207,981
Settlement of notes	1,000,000	10	274,990	—	—	—	275,000
Foreign currency translation adjustment	—	—	—	—	—	182,661	182,661
Other comprehensive income, net of tax	—	—	—	—	(21,019,376)	—	(21,019,376)
Balance September 30, 2022	374,305,480	3,748	$63,527,513	$(795,000)	$(67,070,016)	$290,563	$(4,043,192)

Stock-based compensation	46,750,000	468	291,132	—	—	—	291,600
Settlement of notes	237,130	3	65,208	—	—	—	65,211
Foreign currency translation adjustment	—	—	—	—	—	12,414	12,414
Other comprehensive income, net of tax	—		—	—	(1,305,062)	—	(1,305,062)
Balance September 30, 2023	421,292,610	4,219	$63,883,853	$(795,000)	$(68,375,078)	$302,977	$(4,979,029)

The accompanying notes are an integral part of these consolidated financial statements.

GRAPHENE & SOLAR TECHNOLOGIES LIMITED

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	September 30,
	2023	2022
Cash flows from operating activities
Net Income (loss)	$(1,305,062)	$(21,019,376)
Adjustments to reconcile net income/(loss) to net cash from operating activities:
Stock-based compensation	291,600	13,207,981
Depreciation expense	338	829
Amortization of intangibles	—	982,821
Amortization of discount	—	13,943
Loss on Settlement of Debt	40,162	192,652
Accounts payable related party	—	—
Impairment of assets	—	5,794,603
Changes in operating assets and liabilities:
Accounts payable	227,007	238,554
Accrued interest payable	23,249	21,318
Other Receivables	(1,921)	(2,094)
Pre-Payments	—	6,403
Due to related parties	652,447	518,543
Net cash used in operating activities	(72,180)	(43,823)

Cash flows from investing activities
Cash paid for purchase of fixed assets	—	—
Net cash used in investing activities	—	—

Cash flows from financing activities
Proceeds from issuance of common stock	—	46,921
Due to Affiliates	—	—
Issuance of short term note payable, net of OID	71,713	—
Net cash from financing activities	71,713	46,921

Effect of currency translations to cash flow	(1,296)	(3,969)
Net change in cash and cash equivalents	(1,763)	(871)
Beginning of Period	2,857	3,728
End of Period	$1,094	$2,857

Supplemental cash flow information
	2023	2022
Interest paid	$—	$—
Taxes	$—	$—
Non-cash investing and financing activities:
Settlement of Debt for Common Stock	$25,049	$82,348

The accompanying notes are an integral part of these consolidated financial statements.

GRAPHENE & SOLAR TECHNOLOGIES LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2023 AND 2022

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

Going Concern – The Company has incurred cumulative net losses since inception of $68,375,078 at September 30, 2023. Accordingly, it requires capital to fund working capital deficits and for future operating activities to take place. The Company’s ability to raise new funds through the future issuances of debt or common stock is unknown. The obtainment of additional financing, the successful development of a plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability of the Company to continue its operations is dependent on management’s plans, which include the raising of capital through debt and/or equity markets, with some additional funding from other traditional financing sources, including term notes, until such time that funds provided by operations are sufficient to fund working capital requirements. The Company may need to incur additional liabilities with certain related parties to sustain the Company’s existence. There can be no assurance that the Company will be able to raise any additional capital and therefore raise doubt about the Company’s ability to continue as a going concern.

Future issuances of the Company’s equity or debt securities will be required for the Company to finance operations and continue as a going concern. The financial statements do not include any adjustments that may result from the outcome of these uncertainties.

Going Concern

The Company’s consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has not generated any revenues from operations to date and does not expect to do so in the foreseeable future. The Company has a stockholders’ deficit as of September 30, 2023. Furthermore, the Company has experienced recurring operating losses and negative operating cash flows since inception and has financed its working capital requirements during this period primarily through the recurring sale of its equity securities.

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

At September 30, 2023, the Company had cash of $1,094 available to fund its operations. The Company needs to raise additional capital during the year ending September 30, 2024 to fund its ongoing business activities.

The amount and timing of future cash requirements during the year ended September 30, 2024 will depend on the extent of financing the Company is able to arrange. As market conditions present uncertainty as to the Company’s ability to secure additional funds, there can be no assurances that the Company will be able to secure additional financing on acceptable terms, or at all, as and when necessary to continue to conduct operations. If cash resources are insufficient to satisfy the Company’s ongoing cash requirements, the Company would be required to scale back or discontinue its technology and product development programs, or obtain funds, if available (although there can be no certainty), through strategic alliances that may require the Company to relinquish rights to certain of its assets, or to discontinue its operations entirely.

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

Disclosure of Rental Income

Rental income is not recognized as ‘operating revenue” but as ‘other income’ during the period of $31,455.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable in relation to the financial statements taken as a whole under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Management regularly evaluates the key factors and assumptions used to develop the estimates utilizing currently available information, changes in facts and circumstances, historical experience, and reasonable assumptions. After such evaluations, if deemed appropriate, those estimates are adjusted accordingly. Actual results could differ from those estimates. Significant estimates include those related to assumptions used in accruals for potential liabilities, valuing equity instruments issued for services, and the realization of deferred tax assets.

Cash and Cash Equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments. As of September 30, 2023 and 2022, the Company had $1,094 and $2,857 in cash, respectively, and no cash equivalents.

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

There was no derivative activity in fiscal 2023 and 2022. Therefore, no derivative liabilities were recorded during the year ended September 30, 2023:

Fair Value Measurements Using Significant Observable Inputs (Level 3)

Balance - September 30, 2021	—
Addition of new derivatives recognized as debt discounts	—
Settled due to conversion of debt	—
Loss on change in fair value of the derivative	—
Balance – September 30, 2022	$—

Addition of new derivatives recognized as debt discounts	—
Settled due to conversion of debt	—
Loss on change in fair value of the derivative	—
Balance – September 30, 2023	$—

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

The Company is subject to U.S. federal income taxes and income taxes of various state tax jurisdictions. As the Company’s net operating losses have yet to be utilized, all previous tax years remain open to examination by Federal authorities and other jurisdictions in which the Company currently operates or has operated in the past. The Company had no unrecognized tax benefits, as of September 30, 2023, and does not anticipate any material amount of unrecognized tax benefits within the next 12 months.

The Company accounts for uncertainties in income tax law under a comprehensive model for the financial statement recognition, measurement, presentation, and disclosure of uncertain tax positions taken or expected to be taken in income tax returns as prescribed by GAAP. The tax effects of a position are recognized only if it is “more-likely-than-not” to be sustained by the taxing authority as of the reporting date. If the tax position is not considered “more-likely-than-not” to be sustained, then no benefits of the position are recognized. As of September 30, 2023, the Company had not recorded any liability for uncertain tax positions. In subsequent periods, any interest and penalties related to uncertain tax positions will be recognized as a component of income tax expense.

On December 22, 2017, the Tax Reform Act was signed into law. The Tax Reform Act is effective for tax years beginning on or after January 1, 2018, except for certain provisions, and resulted in significant changes to existing United States tax law, including various provisions that are expected to impact the Company. Among other provisions, the Tax Reform Act reduced the federal corporate tax rate from 35% to 21% effective January 1, 2018. The Company completed the accounting for the effects of the Tax Reform Act during the year ended September 30, 2023. Given that current deferred tax assets are offset by a full valuation allowance, these changes will have no impact on the balance sheet.

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

During the year ended September 30, 2023, the Company issued 46,750,000 shares of the Company’s common stock to members of the Board of Directors, employees, and consultants. The fair value of the shares, as determined by reference to the closing price of the Company’s common stock on each respective grant date, aggregated $291,600.

During the year ended September 30, 2022, the Company issued 28,868,111 shares of the Company’s common stock to members of the Board of Directors, employees, and consultants. The fair value of the shares, as determined by reference to the closing price of the Company’s common stock on each respective grant date, aggregated $13,207,981.

Total stock-based compensation expense was $291,600 and $13,207,981 for the years ended September 30, 2023 and 2022, respectively.

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

The common share equivalents of these securities have not been included in the calculations of loss per share because such inclusions would have an anti-dilutive effect as the Company has incurred losses during the years ended September 30, 2023 and 2022.

For the years ended September 30, 2023 and 2022, respectively, the following common stock equivalents were potentially dilutive.

	Years ended
	September 30,
	2023	2022
	(Shares)	(Shares)
Convertible notes payable	151,021	151,021

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

	September 30,	September 30,
	2023	2022
Spot AUD: USD exchange rate	$0.6458	$0.6502
Average AUD: USD exchange rate	$0.6661	$0.7216

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

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment as of September 30, 2023 and 2022 are summarized as follows:

	September 30,	September 30,
	2023	2022
Laboratory and factory equipment	$41,553	$41,454
Computers	3,413	3,677
Furniture and fixtures	33,027	33,393
	77,993	78,524
Less accumulated depreciation	(77,056)	(77,251)
Net property and equipment	$937	$1,273

Depreciation expense for the years ended September 30, 2023 and 2022 was $340 and $829, respectively.

NOTE 4 – INTANGIBLE ASSETS/PATENTS

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

Components of intangible assets are as follows:

	September 30, 2023	September 30, 2022
Patents	1	6,777,424
Accumulated amortization	—	(982,821)
Impairment Expense	—	(5,794,602)
Total patent costs, net	$1	$1

During the years ended September 3, 2023, and 2022, the Company recorded amortization expenses related to patents of $0 and $982,821, respectively.

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

NOTE 5 – NOTES PAYABLE

The Company’s material future contractual obligations by fiscal years as of September 30, 2023 and 2022 were as follows:

	September 30, 2023	September 30, 2022
Convertible Notes	$100,747	$100,747
Notes Payable	$60,000	$76,255
Notes Payable – Related Parties	$71,713	$—

Convertible Notes Payable

On June 29, 2012, the Company issued convertible secured notes payable totaling $8,254,500 to a group of private investors. The notes matured on June 30, 2015. The notes, with interest at 15%, were convertible at the discretion of the holders, into common shares of the Company at the rate of $3.31 per share. Unable to make a required interest payment on March 31, 2014, the notes became due on demand. Effective June 17, 2014, with the noteholder approval, the assets securing the convertible notes were sold with the net proceeds of approximately $5,200,000 being distributed to the noteholders. Noteholders were to receive payment for the remaining balance due on the notes in the form of an exchange for the common stock of the Company at the rate of $3.31 per share. As of September 30, 2023 and 2022, noteholders representing $70,747 in outstanding principal had not requested the exchange of shares of common stock. As of September 30, 2023 and 2022, the exchange obligation payable was $179,510 and $168,897, including accrued interest of $108,762 and $98,150, respectively. As of September 30, 2023 and 2022, the exchange obligation was for 54,233 shares and 51,026 shares of common stock, respectively.

On February 1, 2016, the Company issued convertible secured note payable of $30,000 to an individual. The note was due on January 31, 2017 and included interest at 10%. The note was convertible at discretion of the holder into common shares of the Company at the rate of $0.50 per shares. The Company has not extended the maturity date and the note is in default. As of September 30, 2023 and 2022, the total convertible note payable balance was $52,997 and $49,997, including accrued interest of $22,997 and $19,997, respectively. As of September 30, 2023 and 2022, the exchange obligation was for 105,994 shares and 99,994 shares of common stock, respectively.

Notes Payable and Other Loans

During 2015 and 2016, the Company executed promissory notes payable with six individuals with an aggregate principal balance of $60,000. The notes were due on demand and included interest at 10%. As of September 30, 2023 and 2022, the total promissory notes payable balance was $108,710 and $102,710, including accrued interest of $48,710 and $42,710, respectively. On January 15, 2019, the holder of a note with a principal balance of $10,000 made demand for payment. To date, the note has not been paid.

Related Party Loans

On December 5, 2022, the Company entered into a Promissory Loan Note with Mr. Andrew Liang, in the amount of US$20,000, with a maturity date of December 5, 2023. The loan will accrue interest at the rate of 10% per annum.

On February 28, 2023, the Company entered into a Promissory Loan Note with MI Labs Pty Ltd, in the amount of US$50,000 (of which $31,693 was received by the company as of September 30, 2023) with a maturity date of February 28, 2024. The loan will accrue interest at the rate 10% per annum.

On July 20, 2023, the Company entered into a Promissory Loan Note with Pagemark Limited, in the amount of US$20,000, with a maturity date of July 20, 2024. The loan will accrue interest at the rate of 10% per annum.

NOTE 6 – STOCKHOLDERS’ EQUITY

Preferred Stock

No preferred shares have been designated by the Company as of September 30, 2023 and 2022.

Common Stock

The Company is authorized to issue up to 500,000,000 shares of common stock (par value $0.00001). As of September 30, 2023 and 2022, the Company had 421,292,610 shares and 374,305,480 shares of common stock issued and outstanding, respectively.

During the year ended September 30, 2023, the Company issued 46,987,130 shares of common stock as follows:

●	46,750,000 shares of the Company’s common stock to members of the Board of Directors, employees and consultants valued at $291,600 ($0.0062 per share average).

●	237,130 new common shares were issued to settle debt on convertible note that matured on December 5, 2021, totaling $65,211. The company recognized a loss of $40,162 on this exchange.

During the year ended September 30, 2022, the Company issued 31,068,111 shares of common stock as follows:

●	28,868,111 shares of the Company’s common stock to members of the Board of Directors, employees and consultants valued at $13,207,981 ($0.46 per share average).

●	1,000,000 shares of the Company’s common stock at $0.10 per share for a purchase price of $100,000.

●	200,000 shares of the Company’s common stock at $0.22 per share for a purchase price of $21,921 (AUD$30,000).

●	1,000,000 shares issued to settle debt on convertible note that matured on December 5, 2021.

NOTE 7 – RELATED PARTY

Due to related party

MI Labs Pty Ltd, a management company controlled by Mr. Jason May, the Company’s Chief Executive Officer and a Company Director, provides management services to the Company for which the Company is charged $25,000 monthly. During the year ended September 30, 2023, the Company incurred charges to operations of $150,000 with respect to this arrangement.

CSA Liang Pty Ltd, a management company controlled by Mr. Andrew Liang, a Company Director and former Chief Executive Officer, provided management services to the Company for which the Company was charged $20,833 monthly. During the year ended September 30, 2023, the Company incurred charges to operations of $205,997 with respect to this arrangement.

Sativus Investments, a management company controlled by Mr. Paul Saffron, the Company’s Chief Operations Officer, provides management services to the Company for which the Company is charged $20,000 monthly, plus a $60,000 sign-on bonus. During the year ended September 30, 2023, the Company incurred charges to operations of $140,000 with respect to this arrangement.

PGRNZ Limited, a management company controlled by the Company’s Former Chief Executive Officer and Company Director, provided management services to the Company for which the Company was charged $75,000(AUD) quarterly, approximately $53,445 (US). During the year ended September 30, 2022, the Company incurred charges to operations of $244,038 (US) with respect to this arrangement. During the year ended September 30, 2022, PGRNZ Limited charged to operations $244,038, approximately $195,965 as consulting fees and approximately $48,073 as administrative expenses. No charges or fees were incurred during the year ended September 30, 2023.

During the year ended September 30, 2020 a Company Advisor, A. Liang, loaned the Company $5,623. The loan is a demand note at zero interest.

During the year ended September 30, 2020 the former Company Chairman, FJ.Garafalo loaned the company $3,500. The loan is a demand note on zero interest.

As of September 30, 2023 and 2022, due to related parties was $1,985,601 and $1,342,405, respectively.

Due from related party

During September 2021, the Company approved and issued 50,000,000 shares to Rod Young who became a related party subsequent to this reporting period. The shares were fully expensed during the period.

Stock-Based Compensation

During the years ended September 30, 2023 and 2022, stock-based compensation expense relating to directors, officers, affiliates and related parties was $291,600 and $9,712,500, respectively.

NOTE 8 – INCOME TAXES

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

The net loss for the year ended September 30, 2023 was $1,305,062, however the stock-based compensation of $291,600 is not used in the calculations below.

For the years ended September 30, 2023 and 2022, the local (“United States of America”) and foreign components of loss before income taxes were comprised of the following:

	For the Years Ended
	September 30,
	2023	2022
Tax jurisdiction from:
- Local	$(826,784)	$(7,181,972)
- Foreign	(186,678)	(615,480)
Loss before income taxes	$(1,013,462)	$(7,797,452)

United States of America

Graphene & Solar Technologies Limited is subject to the tax laws of United States of America.

The income tax provision for the years ended September 30, 2023 and 2022, consists of the following:

	For the Years Ended
	September 30,
	2023	2022
Net income (loss)	$(826,784)	$(7,181,972)
Effective tax rate	21%	21%
Income tax expense (benefit)	(173,625)	(1,508,214)
Less: valuation allowance	173,625	1,508,214
Income tax expense (benefit)	$—	$—

Net deferred tax assets consist of the following components as of September 30, 2023 and 2022:

	September 30,	September 30,
	2023	2022
Net operating tax carryforwards	$3,526,998	$3,353,374
Valuation allowance	(3,526,998)	(3,353,374)
Net deferred tax asset	$—	$—

On December 22, 2017, the United States enacted the Tax Cuts and Jobs Act (the “Act”) resulting in significant modifications to existing law including lowering the corporate tax rate from 34% to 21%. In addition to applying the new lower corporate tax rate in 2018 and thereafter to any taxable income we may have, the legislation affects the way we can use and carry forward net operating losses previously accumulated and results in a revaluation of deferred tax assets and liabilities recorded on our balance sheet. The Company has completed the accounting for the effects of the Act during the year ended September 30, 2023. Given that current deferred tax assets are offset by a full valuation allowance, these changes will have no impact on the balance sheet.

At September 30, 2023 and 2022, the Company had $19,929,277 and $15,968,446 respectively of the U.S. net operating losses (the “U.S. NOLs”), which begin to expire beginning in 2039. NOLs generated in tax years prior to July 31, 2018, can be carryforward for twenty years, whereas NOLs generated after July 31, 2018 can be carryforward indefinitely.

New Zealand

The Company’s subsidiary operating in New Zealand (“NZ”) are subject to the New Zealand Corporate Income Tax at a standard income tax rate range of 28% on the assessable income arising in New Zealand during its tax year. The reconciliation of income tax rate to the effective income tax rate for the years ended September 30, 2023 and 2022 is as follows:

	For the Years Ended
	September 30,
	2023	2022
Net income (loss)	$(186,678)	$(615,480)
Effective tax rate	28%	28%
Income tax expense (benefit)	(52,270)	(172,334)
Less: valuation allowance	52,270	172,334
Income tax expense (benefit)	$—	$—

Net deferred tax assets consist of the following components as of September 30, 2023 and September 30, 2022:

	September 30,	September 30,
	2023	2022
Net operating tax carryforwards	$1,131,390	$1,079,121
Valuation allowance	(1,131,390)	(1,079,121)
Net deferred tax asset	$—	$—

As of September 30, 2023, the operations in New Zealand incurred $186,678 of cumulative net operating losses which can be carried forward to offset future taxable income. The Company has provided for a full valuation allowance against the deferred tax assets of $1,609,257 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

The following table sets forth the significant components of the aggregate deferred tax assets of the Company as of September 30, 2023 and 2022:

	September 30,	September 30,
	2023	2022
Deferred tax assets:
Net operating tax carryforwards:
United States	$3,526,998	$3,353,374
New Zealand	1,131,390	1,079,121
Total	4,658,389	4,432,494
Valuation allowance	(4,658,389)	(4,432,494)
Net deferred tax asset	$—	$—

NOTE 9 – SUBSEQUENT EVENTS

Subsequent to September 30, 2023, the Company:

Mr. Jason May was granted 2,000,000 shares per annum, per the terms of his consulting agreement. As of this filing date, the shares have been approved but remain unissued.

Mr. Paul Saffron was granted 2,000,000 shares per annum, per the terms of his consulting agreement. As of this filing date, the shares have been approved but remain unissued.

Ms. Kristine Woo was granted 2,000,000 shares per annum, per the terms of her consulting agreement. As of this filing date, the shares have been approved but remain unissued.

Mr. Thomas Chang was granted a maximum of 1,000,000 shares per annum subject to performance in fiscal years 2021/2022, 2022/2023 and 2023/2024 to a total of 3,000,000 shares. 1,000,000 shares were issued during the 2021/2022 fiscal year. As of this filing date, the remaining 2,000,000 shares have been approved but remain unissued.

On October 9, 2023, the Company entered into a Promissory Loan Note with Allegro Investments Limited, in the amount of US$12,000, with a maturity date of October 9, 2023. The loan will accrue interest at the rate of 10% per annum. The Company issued 240,000 shares, per the terms of the agreement.

On October 19, 2023, the Company entered into a Promissory Loan Note with Allegro Investments Limited, in the amount of US$10,000, with a maturity date of October 19, 2023. The loan will accrue interest at the rate of 10% per annum. The Company issued 200,000 shares, per the terms of the agreement.

On October 31, 2023, the Company entered into a Promissory Loan Note with Allegro Investments Limited, in the amount of US$8,000, with a maturity date of October 31, 2023. The loan will accrue interest at the rate of 10% per annum. The Company issued 160,000 shares, per the terms of the agreement.

The Company has evaluated events occurring subsequent to September 30, 2023 through to the date these financial statements were issued and has identified no additional events requiring disclosure.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There are no changes in nor disagreements with accountants on accounting and financial disclosure. Effective for May 7, 2020, the firm of M&K CPAS PLLC was engaged to serve as the new principal accountant to audit our financial statements. The decision to retain this accountant for the years ended Sept 30, 2023 and 2022 was approved by our board of directors.

ITEM 9A. CONTROLS AND PROCEDURES.

An evaluation was carried out under the supervision and with the participation of our management, including our Principal Executive and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-K. Disclosure controls and procedures are procedures designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-K, is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and is communicated to our management, including our Principal Executive [and Chief Financial Officer], or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our management concluded that, as of September 30, 2023, our disclosure controls and procedures were not effective.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2023, based on the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013 (“COSO”).

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

Name	Age	Position
Jason May [*footnote 1]	51	Chief Executive Officer; Director

Andrew Y. Liang [*footnote 2]	63	Former Chief Executive Officer; Director

David A.B. Halstead	77	Chief Financial Officer; Director

Jeffrey Freedman	77	Director

Charles Wantrup	77	Director

*Footnote 1:

On April 1, 2023, Mr. Jason May was appointed the position of Chief Executive Officer.

*Footnote 2:

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

ITEM 11. EXECUTIVE COMPENSATION

The following table summarizes the compensation received by our principal executive and financial officers during the two years ended September 30, 2023.

Name and Principal Position	Fiscal Year	Salary (1)	Other Compensation (2)	Total

Jason May	2023	—	—	—
Director	2022	—	—	—
Chief Executive Officer

David Halstead	2023	—	—	—
Director	2022	—	—	—
Financial and Accounting Officer

Andrew Y. Liang	2023	—	—	—
Director	2022
Former Chief Executive Officer		—	—	—

Jeffrey Freedman	2023	—	—	—
Director	2022	—	—	—

Charles Wantrup	2023	—	—	—
Director	2022	—	—	—

(1)	The dollar value of base salary (cash and non-cash) earned.
(2)	All other compensation received that could not be properly reported in any other column of the table.

 Long-Term Incentive Plans. We do not provide our officers or employees with pension, stock appreciation rights, long-term incentive or other plans.

Employee Pension, Profit Sharing or other Retirement Plans. We do not have a defined benefit, pension plan, profit sharing or other retirement plan, although we may adopt one or more of such plans in the future.

Compensation of Directors During Years Ended September 30, 2023 and 2022. During the years ended September 30, 2023 and 2022, we did not compensate our directors for acting as such.

Compensation Committee Interlocks and Insider Participation. During the years ended September 30, 2023 and 2022, none of our officers was also a member of the compensation committee or a director of another entity, which other entity had one of its executive officers serving as one of our directors.

 ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table shows the beneficial ownership of our common stock, as of September 30, 2023 (416,114,244 shares issued and outstanding) by (i) each person whom the company knows beneficially owns more than 5% of the outstanding shares of the common stock, (ii) each of the officers, (iii) each of the directors, and (iv) all the officers and directors as a group.

Unless otherwise indicated, each owner has sole voting and investment powers over his shares of common stock. Unless otherwise indicated, beneficial ownership is determined in accordance with the Rule 13d-3 promulgated under the Securities and Exchange Act of 1934, as amended, and includes voting or investment power with respect to shares beneficially owned.

	Number of Shares
	Beneficially		Percentage
Name and Address of Beneficial Owner (1)	Owned		of Class

Phoenix Global Holdings Limited	108,681,762	(2a)	26.	1%
Mangawhai, 0505 New Zealand

EKH International Co. Limited	50,000,000		12.0%
Kowloon, SAR Hong Kong

CIMA Nanotech Holdings Limited	21,665,604		5.2%
Camana Bay KY 1-9007 Cayman Islands

Pegasus Resources Limited	3,500,000	(2a)	0.8%
Mangawhai, 0505 New Zealand

Henosis Limited	2,000,000	(2b)	0.5%
Auckland 1010 New Zealand

MANJI Family Trust	1,000,000	(2b)	0.2%
Melbourne, Victoria 3000 Australia

NZ Macro Limited	9,000,000	(3)	2.2%
Mangawhai, 0505 New Zealand

Sativus Investments LLC	5,000,000	(4)	1.2%
Phoenix, Arizona 85022 USA

New Technologies Cluster Limited	500,000	(5)	0.1%
Sandringham, Auckland 1041 New Zealand

Paul Krok Limited	6,000,000	(5)	1.4%
Mangawhai, Mangawhai 0505 New Zealand

Liang Family Trust	13,500,000	(6)	3.2%
St. Kilda West, Victoria 3182 Australia

Jason May	115,181,762	(2a and 2b)	27.68%
Melbourne, Victoria 3000 Australia

David A.B. Halstead	9,000,000	(3)	2.2%
Mangawhai, 0505 New Zealand

Paul Saffron	5,000,000	(4)	1.2%
Phoenix, Arizona 85028 USA

Charles Wantrup	6,500,000	(5)	1.6%
Sandringham, Auckland 1041 New Zealand

Andrew Liang	13,500,000	(6)	3.2%
St. Kilda West, Victoria 3182 Australia

Jeffrey Freedman	1,100,000		0.3%
Delray Beach, Florida 33446 USA

All officers and directors as a group (6 persons)	150,281,762		36.1%

________________

(1)	Neither our officers and directors, nor any company they directly or indirectly control, has entered into any arrangements, agreements (including derivative agreements), or contracts that give or will give anyone else an interest in the company. The directors/officers have not used their shares of the company to secure a loan.
(2a)	Roger May may be deemed to be the beneficial owner of the shares held on record by Phoenix Global Holdings Limited and also Pegasus Resources Limited as a result of him being the sole shareholder of this entity which is the trustee of Phoenix Global Holdings Limited. Jason May is the inheritor of these shares, as the beneficiary of Roger May’s estate.
(2b)	Jason May may be deemed to be the beneficial owner of the shares held of record by Henosis Limited and MANJI Family Trust as a result of his being the sole Director of the entity.
(3)	David Halstead may be deemed to be the beneficial owner of the shares held of record by NZ Macro Limited as a result of his being the sole Director of the entity.
(4)	Paul Saffron may be deemed to be the beneficial owner of the shares held of record by Sativus Investments LLC as a result of his being the sole Director of the entity.
(5)	Charles Wantrup may be deemed to be the beneficial owner of the shares held of record by New Technologies Cluster Limited and Paul Krok Limited as a result of his being the sole Director of the entity.
(6)	Andrew Liang may be deemed to be the beneficial owner of the shares held of record by The Liang Family Trust as a result of his being the sole Director of the entity.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

(a) None.

(b) The company considers Messrs. May, Halstead, Liang, Freedman, and Wantrup to be independent directors as such term is defined by the NASDAQ Rules or Rule 10A-3 of the Exchange Act.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

M&K CPAS PLLC of Houston was engaged to audit our financial statements for the year ended September 30, 2023. The following table shows the fees billed to us for the period presented by M&K CPAS PLLC.

	Year Ended	Year Ended
	September 30, 2023	September 30, 2022

Audit Fees	$36,500	$43,000
Audit-Related Fees	$—	$—
Tax Fees	$—	$—

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 16th day of January 2024.

By:	/s/ JASON MAY
Jason May, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jason May	CEO & Director	January 16, 2024
Jason May

/s/ David A.B. Halstead	CFO & Director	January 16, 2024
David A.B. Halstead

/s/ Andrew Liang	Director	January 16, 2024
Andrew Liang

/s/ Jeffrey Freedman	Director	January 16, 2024
Jeffrey Freedman

/s/ Charles Wantrup	Director	January 16, 2024
Charles Wantrup