Form 10-Q
period 2023-12-31
Graphene & Solar Technologies Ltd
filed 2024-03-27
CIK 1497649

vUNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2023

☐ Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission File Number: 333-174194

GRAPHENE & SOLAR TECHNOLOGIES LIMITED
(Exact name of registrant as specified in its charter)

colorado	27-2888719
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11201 North Tatum Blvd., Suite 300

 Phoenix, AZ 85028

(Address of principal executive offices, including Zip Code)

(602) 388-8335

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

As of March 25, 2024, the registrant had 424,592,610 outstanding shares of common stock.

GRAPHENE & SOLAR TECHNOLOGIES LIMITED

FORM 10-Q

GRAPHENE & SOLAR TECHNOLOGIES LIMITED

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 31,	September 30,
	2023	2023
Assets
Current Assets:
Cash	$23,794	$1,094
Prepaid expenses	11,765	11,108
Total Current Assets	35,559	12,202
Other Assets:
Furniture and equipment, net of depreciation $81,701	904	937
Intellectual property – at cost, net	1	1
Other intangible assets – at cost	975	975
Other receivable	—	4,015

Total Assets	$37,439	$18,130

Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts payable and other payable	$2,717,982	$2,594,247
Accrued interest payable	192,307	184,851
Due to related party	2,254,762	1,985,601
Notes payable, $60,000 in default	60,000	60,000
Notes payable – related party	71,963	71,713
Convertible notes payable, $100,747 in default	100,747	100,747
Convertible notes payable – related party, net of discount $16,106 and $0	33,894	—
Total Current Liabilities	5,431,655	4,997,159

Total Liabilities	5,431,655	4,997,159

Stockholders’ Deficit
Preferred stock: 10,000,000 shares authorized; $0.00001 par value; no shares issued and outstanding	—	—
Common stock: 500,000,000 shares authorized; $0.00001 par value; 421,292,610 and 421,892,610 shares issued and outstanding	4,225	4,219
Additional paid-in capital	63,895,430	63,883,853
Stock Receivable	(795,000)	(795,000)
Stock Payable	51,496	—
Accumulated deficit	(68,744,214)	(68,375,078)
Accumulated other comprehensive income	193,847	302,977
Total Stockholders’ Deficit	(5,394,216)	(4,979,029)

Total Liabilities and Stockholders’ Deficit	$37,439	$18,130

The accompanying notes are an integral part of these consolidated financial statements.

GRAPHENE & SOLAR TECHNOLOGIES LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ending December 31,
	2023	2022

Revenue	$—	$—

Operating Expenses:
Professional Services	342,734	134,854
General and administrative	24,413	42,791
Total operating expenses	367,147	177,645

Loss from operations	(367,147)	(177,645)

Other Income (Expense):
Other income	8,040	6,300
Interest expense	(10,029)	(5,113)
Total Other Income (Expense)	(1,989)	1,187

Net Income (Loss)	(369,136)	(176,458)

Other Comprehensive Income	(109,130)	(74,455)

Net Comprehensive Loss	$(478,266)	$(250,913)

Income (Loss) per share:
Basic and diluted	$(0.00)	$(0.00)

Weighted average shares outstanding	421,773,914	374,305,480

The accompanying notes are an integral part of these consolidated financial statements.

GRAPHENE & SOLAR TECHNOLOGIES LIMITED

 AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

(Unaudited)

Three Months Ended December 31, 2023 and 2022

							Accumulated	Total
	Common Stock		Additional	Stock	Stock	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Paid-in	Receivable	Payable	Deficit	Income	Deficit
Balance, September 30, 2023	421,292,610	4,219	63,883,853	(795,000)	—	(68,375,078)	302,977	(4,979,029)
Stock Based Compensation	—	—	—	—	44,400	—	—	44,400
Debt Discount on Notes Payable	600,000	6	11,577	—	7,096	—	—	18,679
Foreign currency translation adjustment	—	—	—	—	—	—	(109,130)	(109,130)
Net loss	—	—	—	—	—	(369,136)	—	(369,136)
Balance, December 31, 2023	421,892,610	4,225	63,895,430	(795,000)	51,496	(68,744,214)	193,847	(5,394,216)

							Accumulated	Total
	Common Stock		Additional	Stock	Stock	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Paid-in	Receivable	Payable	Deficit	Income	Deficit
Balance, September 30, 2022	374,305,480	3,748	63,527,513	(795,000)	—	(67,070,016)	290,563	(4,043,192)
Foreign currency translation adjustment	—	—	—	—	—	—	(74,455)	(74,455)
Net loss	—	—	—	—	—	(176,458)	—	(176,458)
Balance, December 31, 2022	374,305,480	3,748	63,527,513	(795,000)	—	(67,246,474)	216,108	(4,294,105)

The accompanying notes are an integral part of these consolidated financial statements.

GRAPHENE & SOLAR TECHNOLOGIES LIMITED

 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

For the Three-Month Period Ended December 31, 2023 and 2022

(Unaudited)

	2023	2022
Cash flows from operating activities
Net Income (loss)	$(369,136)	(176,458)
Adjustments to reconcile net income/(loss) to net cash from operating activities:	—	—
Stock-based compensation	44,400	—
Depreciation expense	84	83
Amortization of intangibles	—	—
Amortization of discount	2,573	—
Loss on Settlement of Debt	—	—
Accounts payable related party	—	—
Impairment of assets	—	—
Changes in operating assets and liabilities:
Accounts payable	86,256	49,269
Accrued interest payable	7,456	5,113
Other Receivables	4,015	—
Pre-Payments	—	—
Due to related parties	197,000	112,026
Net cash used in operating activities	(27,352)	(9,967)

Cash flows from investing activities
Cash paid for purchase of fixed assets	—	—
Net cash used in investing activities	—	—

Cash flows from financing activities
Proceeds from issuance of common stock	—	—
Due to Affiliates	250	20,000
Issuance of convertible note – related party	50,000	—
Net cash from financing activities	50,250	20,000

Effect of currency translations to cash flow	(198)	185
Net change in cash and cash equivalents	22,700	10,218
Beginning of period	1,094	2,857
End of period	$23,794	$13,075

Supplemental cash flow information	Quarter ended December 31,
	2023	2022
Interest paid	$—	$—
Taxes	—	—
Noncash investing and financing activities:
Issuance of Common Stock as Debt Discount	$18,679	$—

The accompanying notes are an integral part of these consolidated financial statements.

GRAPHENE & SOLAR TECHNOLOGIES Limited

 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION

These consolidated financial statements of Graphene & Solar Technologies Limited (GSTX or the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). In the opinion of management, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. Certain information, accounting policies and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to Securities and Exchange Commission (SEC) rules and regulations. These financial statements should be read along with Graphene & Solar’s audited financial statements as of September 30, 2023.

Going Concern – The Company has incurred cumulative net losses since inception of $68,744,214 December 31, 2023. Accordingly, it requires capital to fund working capital deficits and for future operating activities to take place. The Company’s ability to raise new funds through the future issuances of debt or common stock is unknown. The obtainment of additional financing, the successful development of a plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability of the Company to continue its operations is dependent on management’s plans, which include the raising of capital through debt and/or equity markets, with some additional funding from other traditional financing sources, including term notes, until such time that funds provided by operations are sufficient to fund working capital requirements. The Company may need to incur additional liabilities with certain related parties to sustain the Company’s existence. There can be no assurance that the Company will be able to raise any additional capital and therefore raise doubt about the Company’s ability to continue as a going concern.

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

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the accounting and disclosure rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). A summary of the significant accounting policies applied in the preparation of the accompanying financial statements can be found in the Company’s Annual Report in form 10-K for the year ended September 30, 2023.

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

Significant estimates include but are not limited to the estimated useful lives of equipment for purposes of depreciation and the valuation of common shares issued for services, equipment, and the liquidation of liabilities.

Cash and Cash Equivalents - Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments. As of December 31, 2023 and September 30, 2023, the Company had $23,794 and $1,094 in cash, respectively and no cash equivalents.

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

There was no derivative activity in fiscal quarter ending December 31, 2023. Therefore, no derivative liabilities were recorded during the quarter ended December 31, 2023.

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

During the quarter ended December 31, 2023, the Company did not issue any shares of the Company’s common stock to members of the Board of Directors, employees, and consultants.

During the quarter ended December 31, 2022, the Company did not issue any shares of the Company’s common stock to members of the Board of Directors, employees, and consultants.

Total stock-based compensation expense was $44,400 and $0 for the quarters ended December 31, 2023 and 2022, respectively.

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

NOTE 3 – NOTES PAYABLE

The Company’s indebtedness as of December 31, 2023 and September 30, 2023 were as follows:

Description	December 31, 2023	September 30, 2023

Convertible notes	$100,747	$100,747
Convertible notes – related party, net of discount $16,106	33,894	—
Notes Payable	$60,000	$60,000
Notes Payable – related parties	$71,963	71,713

Notes Payable and Other Loans

During 2015 and 2016, the Company executed promissory notes payable with six individuals with an aggregate principal balance of $60,000. The notes were due on demand and included interest at 10%. As of December 31, 2023 and September 30, 2023, the total promissory notes payable balance was $110,222 and $108,710, including accrued interest of $50,222 and $48,710, respectively. On January 15, 2019, the holder of a note with a principal balance of $10,000 made demand for payment. To date, the note has not been paid.

During the year ended September 30, 2020 a Company Advisor, loaned the Company $5,811. The loan is a demand note at zero interest.

Convertible Notes Payable

As of December 31, 2023 and September 30, 2023, noteholders representing $70,747 in outstanding principal had not requested the exchange of shares of common stock. As of December 31, 2023 and September 30, 2023, the exchange obligation payable was $182,184 and $179,510, including accrued interest of $111,437 and $108,762, respectively. As of December 31, 2023 and September 30, 2023, the exchange obligation was for 55,040 shares and 54,233 shares of common stock, respectively.

On February 1, 2016, the Company issued convertible secured note payable of $30,000 to an individual. The note was due on January 31, 2017 and included interest at 10%. The note was convertible at discretion of the holder into common shares of the Company at the rate of $0.50 per shares. The Company has not extended the maturity date and the note is in default. As of December 31, 2023 and September 30, 2023, the total convertible note payable balance was $53,753 and $52,997, including accrued interest of $23,753 and $22,997 respectively. As of December 31, 2023 and September 30, 2023, the exchange obligation was for 107,506 shares and 105,994 shares of common stock, respectively.

Convertible Notes Payable – Related Party

During the quarter ended December 31, 2023, the Company entered into an agreement to issue convertible notes payable with an accredited investor. Notably, there exists a professional relationship between the Company and the investor, facilitated by a mutual director serving on the boards of both entities. These notes carry an aggregate principal balance of $50,000 and accrue interest at a rate of 10% per annum. Their maturity dates are set for October 2024 and December 2024. Additionally, the notes offer the option for conversion into common shares of the Company at the discretion of the holder, with a conversion rate of $0.10 per share. As of December 31, 2023, the total balance of promissory notes payable stood at $50,705, inclusive of accrued interest totaling $705. Moreover, the exchange obligation associated with these notes amounted to 507,050 shares of common stock. In return for providing the loan, the Company authorized the issuance of 1,000,000 shares of common stock to the lender. By the end of December 31, 2023, 600,000 shares had been issued, leaving 400,000 shares unissued. The Company recorded an initial debt discount of $18,679 upon the issuance of the notes, with subsequent amortization of debt discount totaling $2,573.

Related Party Loans

On December 5, 2022, the Company entered into a Promissory Loan Note with Mr. Andrew Liang, in the amount of US$20,000, with a maturity date of December 5, 2023. The loan will accrue interest at the rate of 10% per annum.

On February 28, 2023, the Company entered into a Promissory Loan Note with MI Labs Pty Ltd, in the amount of US$50,000 (of which $31,943 was received by the company as of December 31, 2023) with a maturity date of February 28, 2024. The loan will accrue interest at the rate 10% per annum.

On July 20, 2023, the Company entered into a Promissory Loan Note with Pagemark Limited, in the amount of US$20,000, with a maturity date of July 20, 2024. The loan will accrue interest at the rate of 10% per annum.

NOTE 4 – RELATED PARTY

MI Labs Pty Ltd, a management company controlled by Mr. Jason May, the Company’s Chief Executive Officer and a Company Director, provides management services to the Company for which the Company is charged $25,000 monthly. During the three months ended December 31, 2023, the Company incurred charges to operations of $75,000 with respect to this arrangement.

CSA Liang Pty Ltd, a management company controlled by Mr. Andrew Liang, a Company Director, provided corporate advisor services to the Company for which the Company was charged $5,000 monthly. During the three months ended December 31, 2023, the Company incurred charges to operations of $15,000 with respect to this arrangement.

Sativus Investments, a management company controlled by Mr. Paul Saffron, the Company’s Chief Operations Officer, provides management services to the Company for which the Company is charged $20,000 monthly. During the three months ended December 31, 2023, the Company incurred charges to operations of $60,000 with respect to this arrangement.

Allegro Investments Limited entered into a convertible note agreement with the Company. The Company and Allegro Investments Limited share a professional relationship wherein a director serves on the boards of both entities – see NOTE 3.

During the quarters ended December 31, 2023 and 2022, stock-based compensation expense relating to directors, officers, affiliates and related parties was $44,400 (6,000,000 shares – see NOTE 7) and $0 (no shares), respectively.

NOTE 5 – STOCKHOLDERS’ EQUITY

600,000 common shares were issued during the quarter ended December 31, 2023. The Company has a total of 5,778,367 shares that remain approved, reserved and outstanding and not yet issued by the Transfer Agent at December 31, 2023.

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

Allegro Investments Limited entered into a convertible loan agreement with the Company in December 2023. Per the terms of the agreement, 400,000 common shares are to be issued. As of this filing date, the shares have been approved but remain unissued.

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

	December 31, 2023	September 30, 2023
Patents	1	1
Accumulated amortization	—	—
Total patent costs, net	1	1

NOTE 7 – SUBSEQUENT EVENTS

On January 1, 2024, American Solar Manufacturing Company LLC signed a retainer consulting agreement with the Company and was granted 2,000,000 shares. The Company issued 2,000,000 shares, per the terms of the agreement.

On March 20, 2024, Pagemark Limited signed an Addendum to Loan Agreement with the Company and was granted 500,000 shares. The Company issued 500,000 shares, per the terms of the agreement.

On March 4, 2024, the Company accepted a Share Application for the total price of $1,000 ($0.01/share). The Company issued 100,000 shares, per the terms of the application.

On March 22, 2024, the Company accepted a Share Application for the total price of $1,000 ($0.01/share). The Company issued 100,000 shares, per the terms of the application.

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

FORWARD LOOKING STATEMENTS

The information contained in this Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve risks and uncertainties, including among other things, statements regarding our capital needs, business strategy and expectations. Any statement which does not contain a historical fact may be deemed to be a forward-looking statement. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology. In evaluating forward looking statements, you should consider various factors outlined in our Form 10-K report for the year ended September 30, 2023, filed with the U.S. Securities Exchange Commission (“SEC”) and, from time to time, in other reports we file with the SEC. These factors may cause our actual results to differ materially from any forward-looking statement. We disclaim any obligation to publicly update these statements or disclose any difference between our actual results and those reflected in these statements.

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

 Results of Operations

For the fiscal quarters ended December 31, 2023 and December 31, 2022 we generated no revenues, and thus no cost of sales or gross profits.

For the fiscal quarters ended December 31, 2023 and December 31, 2022, we incurred $367,146 and $177,645, respectively, in operating expenses.

For the fiscal quarter ended December 31, 2023 we recorded other expenses of $10,029 while in the fiscal quarter ended December 31, 2022 we incurred expenses of $5,113 both items are represented by accrued interest on debt. Other income of $8,040 was earned in the fiscal quarter, December 31, 2023 and $6,300 in fiscal quarter, December 31, 2022.

For the fiscal quarter ended December 31, 2023, we reported net loss of $369,136 while in the fiscal quarter ended December 31, 2022, we reported a net loss before taxes of $176,458.

For the periods ended December 31, 2023 and September 30, 2023, our cash positions were $23,794 and $1,094 respectively.

As of December 31, 2023, we had total current liabilities of $5,431,655 while as of September 30, 2023, we had total current liabilities of $4,997,159, an increase of about 8%. Accrued interest payable increased from $184,851 to $192,307. Related party debt increased from $1,985,601 to $2,254,762 during the period.

Liquidity and Capital Resources

As of December 31, 2023, we had $35,559 in current assets and $5,431,655 in current liabilities. Accordingly, we had a working capital deficit of $5,396,096.

Operating activities used $28,299 for the quarter ended December 31, 2023, as compared to $9,967 for the quarter ended December 31, 2022.

Net cash provided by financing activities was $50,250 for the quarter ended December 31, 2023, as compared to $20,000 for the quarter ended December 31, 2022.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2023, based on the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013 (“COSO”). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls.

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

GRAPHENE & SOLAR TECHNOLOGIES LIMITED

Date: March 27, 2024	By:	/s/ Jason May
Chief Executive Officer and Director