Form 10-Q
period 2024-03-31
Graphene & Solar Technologies Ltd
filed 2024-05-24
CIK 1497649

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2024

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

As of May 23, 2024, the registrant had 425,792,610 outstanding shares of common stock.

GRAPHENE & SOLAR TECHNOLOGIES LIMITED

FORM 10-Q

GRAPHENE & SOLAR TECHNOLOGIES LIMITED

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2024	September 30,
	(Unaudited)	2023
Assets
Current Assets:
Cash	$1,520	$1,094
Prepaid expenses	11,235	11,108
Total Current Assets	12,755	12,202
Other Assets:
Furniture and equipment, net of depreciation $78,106	780	937
Intellectual property – at cost, net	1	1
Other intangible assets – at cost	975	975
Other receivable	—	4,015
Total Assets	$14,511	$18,130

Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable and other payable	$2,782,472	$2,594,247
Accrued interest payable	200,298	184,851
Due to related party	2,376,580	1,985,601
Notes payable, $60,000 in default	60,000	60,000
Notes payable – related party	53,543	71,713
Convertible notes payable, $100,747 in default	100,747	100,747
Convertible notes payable – related party, net of discount $13,895 and $0	63,933	—
Total Current Liabilities	5,637,573	4,997,159

Total Liabilities	$5,637,573	$4,997,159

Stockholders’ Deficit:
Preferred stock: 10,000,000 shares authorized; $0.00001 par value; no shares issued and outstanding	—	—
Common stock: 500,000,000 shares authorized; $0.00001 par value; 425,142,610 and 421,292,610 shares issued and outstanding	4,258	4,219
Additional paid-in capital	63,954,890	63,883,853
Stock Receivable	(795,000)	(795,000)
Stock Payable	51,496	—
Accumulated deficit	(69,120,540)	(68,375,078)
Accumulated other comprehensive income	281,834	302,977
Total Stockholders’ Deficit	(5,623,062)	(4,979,029)

Total Liabilities and Stockholders’ Deficit	$14,511	$18,130

The accompanying notes are an integral part of these consolidated financial statements.

GRAPHENE & SOLAR TECHNOLOGIES LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE
INCOME

(Unaudited)

	Three Months Ending March 31,		Six Months Ending March 31,
	2024	2023	2024	2023

Revenue	$—	$—	$—	$—

Operating Expenses:
Professional Services	354,920	153,253	697,654	288,107
General and administrative	14,511	11,847	38,924	54,638
Total operating expenses	369,431	165,100	736,578	342,745

Loss from operations	(369,431)	(165,100)	(736,578)	(342,745)

Other Income (Expense):
Other income	5,800	10,662	13,840	16,962
Interest expense	(12,695)	(5,022)	(22,724)	(10,135)
Loss on extinguishment of debt	—	(40,441)	—	(40,441)
Total Other Income (Expense)	(6,895)	(34,801)	(8,884)	(33,614)

Net Income (Loss)	$(376,326)	$(199,901)	$(745,462)	$(376,359)

Other Comprehensive Income	$87,987	$16,566	$(21,143)	$(57,889)

Net Comprehensive Loss	$(288,339)	$(183,335)	$(766,605)	$(434,248)

Income (Loss) per share:
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding	422,939,605	374,310,750	422,879,932	374,308,086

The accompanying notes are an integral part of these consolidated financial statements.

GRAPHENE & SOLAR TECHNOLOGIES LIMITED

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

(Unaudited)

Three and Six Months Ended March 31, 2024 and 2023

							Accumulated	Total
	Common Stock		Additional	Stock	Stock	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Paid-in	Receivable	Payable	Deficit	Income	Deficit
Balance, September 30, 2023	421,292,610	4,219	63,883,853	(795,000)	—	(68,375,078)	302,977	(4,979,029)
Stock Based Compensation	—	—	—	—	44,400	—	—	44,400
Debt Discount on Notes Payable	600,000	6	11,577	—	7,096	—	—	18,679
Foreign currency translation adjustment	—	—	—	—	—	—	(109,130)	(109,130)
Net loss	—	—	—	—	—	(369,136)	—	(369,136)
Balance, December 31, 2023	421,892,610	4,225	63,895,430	(795,000)	51,496	(68,744,214)	193,847	(5,394,216)
Shares issued for cash	500,000	5	4,995	—	—	—	—	5,000
Stock Based Compensation	2,000,000	20	51,980	—	—	—	—	52,000
Debt Discount on Notes Payable	750,000	8	2,485	—	—	—	—	2,493
Foreign currency translation adjustment	—	—	—	—	—	—	87,987	87,987
Net loss	—	—	—	—	—	(376,326)	—	(376,326)
Balance, March 31, 2024	425,142,610	4,258	63,954,890	(795,000)	51,496	(69,120,540)	281,834	(5,623,062)

							Accumulated	Total
	Common Stock		Additional	Stock	Stock	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Paid-in	Receivable	Payable	Deficit	Income	Deficit
Balance, September 30, 2022	374,305,480	3,748	63,527,513	(795,000)	—	(67,070,016)	290,563	(4,043,192)
Foreign currency translation adjustment	—	—	—	—	—	—	(74,455)	(74,455)
Net loss	—	—	—	—	—	(176,458)	—	(176,458)
Balance, December 31, 2022	374,305,480	3,748	63,527,513	(795,000)	—	(67,246,474)	216,108	(4,294,105)
Stock Based Compensation	—	—	—	—	—	—	—	—
Settlement of Notes	237,130	3	65,208	—	—	—	—	65,211
Foreign currency translation adjustment	—	—	—	—	—	—	16,566	16,566
Net loss	—	—	—	—	—	(199,901)	—	(199,901)
Balance, March 31, 2023	374,542,610	3,751	63,592,721	(795,000)	—	(67,446,375)	232,674	(4,412,229)

The accompanying notes are an integral part of these consolidated financial statements.

GRAPHENE & SOLAR TECHNOLOGIES LIMITED

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

For the Six-Month Period Ended March 31, 2024 and 2023

(Unaudited)

	2024	2023
Cash flows from operating activities
Net Income (loss)	$(745,462)	$(376,359)
Adjustments to reconcile net income/(loss) to net cash from operating activities:
Stock-based compensation	96,400	—
Depreciation expense	167	169
Amortization of intangibles	—	—
Amortization of discount	7,277	—
Loss on Settlement of Debt	—	40,441
Accounts payable related party	—	—
Impairment of assets	—	—
Change in operating assets and liabilities:
Accounts payable	181,316	88,344
Accrued interest payable	15,447	10,134
Other Receivables	4,015	(1,921)
Pre-Payments	—	—
Due to related parties	377,000	195,304
Net cash used in operating activities	(63,840)	(43,888)

Cash flows from investing activities
Cash paid for purchase of fixed assets	—	—
Net cash used in investing activities	—	—

Cash flows from financing activities
Proceeds from issuance of common stock	5,000	—
Due to Affiliates	—	41,892
Issuance of convertible note – related party	59,658	—
Net cash from financing activities	64,658	41,892

Effect of currency translations to cash flow	(392)	9,488
Net change in cash and cash equivalents	426	7,492
Beginning of period	1,094	2,857
End of period	$1,520	$10,349

Supplemental cash flow information	Quarter ended March 31,
	2024	2023
Interest paid	$—	$—
Taxes	$—	$—
Noncash investing and financing activities:
Settlement of Debt for Common Stock	$—	$24,770
Issuance of Common Stock as Debt Discount	$21,172	$—

The accompanying notes are an integral part of these consolidated financial statements.

GRAPHENE & SOLAR TECHNOLOGIES LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION

These consolidated financial statements of Graphene & Solar Technologies Limited (GSTX or the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). In the opinion of management, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. Certain information, accounting policies and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to Securities and Exchange Commission (SEC) rules and regulations. These financial statements should be read along with Graphene & Solar Technologies audited financial statements as of September 30, 2023.

Going Concern – The Company has incurred cumulative net losses since inception of $69,120,540 at March 31, 2024. Accordingly, it requires capital to fund working capital deficits and for future operating activities to take place. The Company’s ability to raise new funds through the future issuances of debt or common stock is unknown. The obtainment of additional financing, the successful development of a plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability of the Company to continue its operations is dependent on management’s plans, which include the raising of capital through debt and/or equity markets, with some additional funding from other traditional financing sources, including term notes, until such time that funds provided by operations are sufficient to fund working capital requirements. The Company may need to incur additional liabilities with certain related parties to sustain the Company’s existence. There can be no assurance that the Company will be able to raise any additional capital and therefore raise doubt about the Company’s ability to continue as a going concern.

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

Cash and Cash Equivalents – Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments. As of March 31, 2024 and 2023, the Company had $1,520 and $10,349 in cash, respectively, and no cash equivalents.

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

There was no derivative activity in fiscal quarter ending March 31, 2024. Therefore, no derivative liabilities were recorded during the quarter ended March 31, 2024.

Stock-Based Compensation – ASC 718, “Compensation - Stock Compensation,” prescribes accounting and reporting standards for all share-based payment transactions in which employee and non-employee services are acquired. Transactions include incurring liabilities, or issuing or offering to issue shares, options, and other equity instruments such as employee stock ownership plans and stock appreciation rights. Share-based payments to employees and non-employees, including grants of employee stock options, are recognized as compensation expense in the financial statements based on their fair values on the grant date. That expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

During the quarter ended March 31, 2024, the Company issued 3,250,000 shares of the Company’s common stock.

Total stock-based compensation expense was $96,400 for the six-months ended March 31, 2024.

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

NOTE 3 – NOTES PAYABLE

The Company’s indebtedness as of March 31, 2024 and September 30, 2023 were as follows:

Description	March 31, 2024	September 30, 2023

Convertible notes	$100,747	$100,747
Convertible notes – related party, net of discount $13,895	63,933	—
Notes Payable	$60,000	$60,000
Notes Payable – Related Parties	$53,543	$71,713

Notes Payable and Other Loans

During 2015 and 2016, the Company executed promissory notes payable with six individuals with an aggregate principal balance of $60,000. The notes were due on demand and included interest at 10%. As of March 31, 2024 and September 30, 2023, the total promissory notes payable balance was $111,718 and $108,710 including accrued interest of $51,718 and $48,710, respectively. On January 15, 2019, the holder of a note with a principal balance of $10,000 made demand for payment. To date, the note has not been paid.

During the year ended September 30, 2020 a Company Advisor, loaned the Company $5,781. The loan is a demand note at zero interest.

Convertible Notes Payable

As of March 31, 2024 and September 30, 2023, noteholders representing $70,747 in outstanding principal had not requested the exchange of shares of common stock. As of March 31, 2024 and September 30, 2023, the exchange obligation payable was $184,830 and $179,510 including accrued interest of $114,083 and $108,762, respectively. As of March 31, 2024 and September 30, 2023, the exchange obligation was for 55,840 shares and 54,233 shares of common stock, respectively.

On February 1, 2016, the Company issued convertible secured note payable of $30,000 to an individual. The note was due on January 31, 2017 and included interest at 10%. The note was convertible at discretion of the holder into common shares of the Company at the rate of $0.50 per shares. The Company has not extended the maturity date and the note is in default. As of March 31, 2024 and September 30, 2023, the total convertible note payable balance was $54,501 and $52,997, including accrued interest of $24,501 and $22,997 respectively. As of March 31, 2024 and September 30, 2023, the exchange obligation was for 109,002 shares and 105,994 shares of common stock, respectively.

Convertible Notes Payable – Related Party

During the quarter ended December 31, 2023, the Company entered into an agreement to issue convertible notes payable with an accredited investor. Notably, there exists a professional relationship between the Company and the investor, facilitated by a mutual director serving on the boards of both entities. These notes carry an aggregate principal balance of $50,000 and accrue interest at a rate of 10% per annum. Their maturity dates are set for October 2024 and December 2024. Additionally, the notes offer the option for conversion into common shares of the Company at the discretion of the holder, with a conversion rate of $0.10 per share. As of March 31, 2024, the total balance of promissory notes payable stood at $51,952, inclusive of accrued interest totaling $1,952. Moreover, the exchange obligation associated with these notes amounted to 519,520 shares of common stock. In return for providing the loan, the Company authorized the issuance of 1,000,000 shares of common stock to the lender. By the end of March 31, 2024, 600,000 shares had been issued, leaving 400,000 shares unissued – see NOTE 8. The Company recorded an initial debt discount of $18,679 upon the issuance of the notes, with subsequent amortization of debt discount totaling $7,217.

During the quarter ended March 31, 2024, the Company entered into agreements to issue a convertible notes payable with a director serving on the board. The notes carry an aggregate principal balance of $27,828 and accrue interest at a rate of 10% per annum. Their maturity dates are set for March 2025. Additionally, the notes offer the option for conversion into common shares of the Company at the discretion of the holder, with a conversion rate of $0.10 per share. As of March 31, 2024, the total balance of promissory notes payable stood at $29,300, inclusive of accrued interest totaling $1,472. Moreover, the exchange obligation associated with these notes amounted to 293,000 shares of common stock. In return for providing the loan, the Company authorized the issuance of 500,000 shares of common stock to the lender. By the end of March 31, 2024, 500,000 shares had been issued. The Company recorded an initial debt discount of $2,493 upon the issuance of the notes, with subsequent amortization of debt discount totaling $60.

Related Party Loans

On December 5, 2022, the Company entered into a Promissory Loan Note with Mr. Andrew Liang, in the amount of US$20,000, with a maturity date of December 5, 2023. The loan will accrue interest at the rate of 10% per annum.

On February 28, 2023, the Company entered into a Promissory Loan Note with MI Labs Pty Ltd, in the amount of US$50,000 (of which $31,943 was received by the company as of March 31, 2024) with a maturity date of February 28, 2024. The loan will accrue interest at the rate 10% per annum.

NOTE 4 – RELATED PARTY

MI Labs Pty Ltd, a management company controlled by Mr. Jason May, the Company’s Chief Executive Officer and a Company Director, provides management services to the Company for which the Company is charged $25,000 monthly. During the three months ended March 31, 2024, the Company incurred charges to operations of $75,000 with respect to this arrangement.

CSA Liang Pty Ltd, a management company controlled by Mr. Andrew Liang, a Company Director, provided corporate advisor services to the Company for which the Company was charged $5,000 monthly. During the three months ended March 31, 2024, the Company incurred charges to operations of $15,000 with respect to this arrangement.

Sativus Investments, a management company controlled by Mr. Paul Saffron, the Company’s Chief Operations Officer, provides management services to the Company for which the Company is charged $20,000 monthly. During the three months ended March 31, 2024, the Company incurred charges to operations of $60,000 with respect to this arrangement.

Pagemark Limited, a management company controlled by Mr. David Halstead, a Company Director, entered into a convertible note agreement with the Company – see NOTE 3.

Allegro Investments Limited entered into a convertible note agreement with the Company. The Company and Allegro Investments Limited share a professional relationship wherein a director serves on the boards of both entities – see NOTE 3.

During the quarters ended March 31, 2024 and 2023, stock-based compensation expense relating to directors, officers, affiliates and related parties was $52,000 (2,000,000 shares) and $0 (no shares), respectively.

NOTE 5 – STOCKHOLDERS’ EQUITY

3,850,000 new common shares were issued during the six- month period ending March 31, 2024. The Company has a total of 5,778,367 shares that remain approved, reserved and outstanding and not yet issued by the Transfer Agent at March 31, 2024.

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

NOTE 6 – COMMITMENTS & CONTINGENCIES

Contingencies

From time to time, we may be involved in routine legal proceedings, as well as demands, claims and threatened litigation that arise in the normal course of our business. The ultimate amount of liability, if any, for any claims of any type (either alone or in the aggregate) may materially and adversely affect our financial condition, results of operations and liquidity. In addition, the ultimate outcome of any litigation is uncertain. Any outcome, whether favorable or unfavorable, may materially and adversely affect us due to legal costs and expenses, diversion of management attention and other factors. We expense legal costs in the period incurred. We cannot assure you that additional contingencies of a legal nature or contingencies having legal aspects will not be asserted against us in the future, and these matters could relate to prior, current or future transactions or events. As of March 31, 2024, there were no pending or threatened litigation against the Company.

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

Components of intangible assets are as follows:

	March 30, 2024	March 30, 2023
Patents	1	1
Accumulated amortization	—	—
Total patent costs, net	1	1

NOTE 8 – SUBSEQUENT EVENTS

On July 28, 2023, Mr. Juan Hilsaca signed a consulting agreement with the Company and was granted 250,000 shares. The Company issued 250,000 shares on April 12, 2024, per the terms of the agreement.

On December 13, 2023, the Company entered into an agreement to issue a convertible note payable with an accredited investor. Per the terms of the agreement, the lender was granted 1,000,000 shares. 600,000 shares were issued in the previous quarter – see NOTE 3. The remaining 400,000 shares were issued on April 25, 2024.

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

The Company has evaluated events occurring subsequent to March 31, 2024 through to the date these financial statements were issued and has identified no additional events requiring disclosure.

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

Results of Operations

For the fiscal quarters ended March 31, 2024 and 2023, we generated no revenues, and thus no cost of sales or gross profits.

For the fiscal quarter ended March 31, 2024 and 2023, we incurred $369,431 and $165,100 respectively in operating expenses.

For the fiscal quarter ended March 31, 2024 we recorded other expenses of $12,695, while in the fiscal quarter ended March 31, 2023, we incurred expenses of $45,463; both items are represented by accrued interest on debt.

For the fiscal quarter ended March 31, 2024, we recorded other income of $5,800, while in the fiscal quarter ended March 31, 2023, we recorded other income of $10,662.

For the fiscal quarter ended March 31, 2024, $0 was recognized as loss on extinguishment of debt, while in the fiscal quarter ended March 31, 2023 we recorded $40,441.

For the six months ended March 31, 2024, we reported net loss before taxes of $745,462, while in the six months ended March 31, 2023, we reported a net loss before taxes of $376,359. Since there were no tax obligations in either year, net income / loss in each year was the same as that reported before taxes.

For the periods ended September 30, 2023 and March 31, 2024, our cash positions were $1,094 and $1,520, respectively.

As of March 31, 2024, we had total current liabilities of $5,637,573 while as of September 30, 2023, we had total current liabilities of $4,997,159 an increase of about 11%. Accrued interest payable increased from $184,851 to $200,298, all attributable to accruals on the loans and the convertible notes payable.

Liquidity and Capital Resources

As of March 31, 2024, we had $12,755 in total current assets and $5,637,573 in total current liabilities. Accordingly, we had a working capital deficit of $5,624,818.

Cash used in operating activities was $63,840 for the six months ended March 31, 2024, as compared to $43,888 cash used in operating activities for the six months ended March 31, 2023.

Net cash provided by financing activities was $64,658 for the six months ended March 31, 2024, as compared to $41,892 for the quarter ended March 31, 2023.

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

Roger May, our previous Principal Executive Officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2020 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework (2013). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls.

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

GRAPHENE & SOLAR TECHNOLOGIES LIMITED

Date: May 24, 2024	By:	/s/ Jason May
Chief Executive Officer and Director