Form 10-Q
period 2024-06-30
Graphene & Solar Technologies Ltd
filed 2024-10-09
CIK 1497649

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2024

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

As of October 7, 2024, the registrant had 565,279,887 outstanding shares of common stock.

GRAPHENE & SOLAR TECHNOLOGIES LIMITED

FORM 10-Q

GRAPHENE & SOLAR TECHNOLOGIES LIMITED

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
	2024 (Unaudited)	2023
Assets
Current Assets:
Cash	$1,083	$1,094
Prepaid expenses	11,393	11,108
Total Current Assets	12,476	12,202
Other Assets:
Furniture and equipment, net of depreciation $79,291	706	937
Other receivable	1,000	4,015
Assets held for sale	—	976
Total Assets	$14,182	$18,130

Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable and other payable	$1,118,599	$1,273,453
Accrued interest payable	208,512	184,851
Due to related party	753,647	1,759,601
Notes payable, $60,000 in default	60,000	60,000
Notes payable – related party	53,543	71,713
Convertible notes payable, $100,747 in default	100,747	100,747
Convertible notes payable – related party, net of discount $8,560 and $0	79,949	—
Liabilities held for sale	—	1,546,794
Total Current Liabilities	2,374,997	4,997,159

Total Liabilities	$2,374,997	$4,997,159

Stockholders’ Deficit:
Preferred stock: 10,000,000 shares authorized; $0.00001 par value; no shares issued and outstanding	—	—
Common stock: 800,000,000 shares authorized; $0.00001 par value; 451,269,917 and 421,292,610 shares issued and outstanding	4,513	4,213
Additional paid-in capital	67,724,760	63,883,859
Stock Receivable	(795,000)	(795,000)
Stock Payable	—	—
Accumulated deficit	(69,538,679)	(68,375,078)
Accumulated other comprehensive income	243,591	302,977
Total Stockholders’ Deficit	(2,360,815)	(4,979,029)

Total Liabilities and Stockholders’ Deficit	$14,182	$18,130

The accompanying notes are an integral part of these consolidated financial statements.

GRAPHENE & SOLAR TECHNOLOGIES LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ending June 30		Nine Months Ending June 30
	2024	2023	2024	2023
Revenues	$—	$—	$—	$—

Operating expenses
Professional Services	275,151	322,155	972,805	610,262
General and administrative	29,674	76,099	68,598	130,737
Total operating expenses	304,825	398,254	1,041,403	740,999

Loss from operations	(304,825)	(398,254)	(1,041,403)	(740,999)

Other income (expense)
Other income	4,792	8,116	18,632	25,078
Interest expense	(13,098)	(5,375)	(35,822)	(15,510)
Loss on extinguishment of debt	(1,700)	48	(1,700)	(40,393)
Total other income (expense)	(10,006)	2,789	(18,890)	(30,825)

Discontinued Operations
Loss from Discontinued Operations	103,308	—	103,308	—

Net Income (Loss)	$(418,139)	$(395,465)	$(1,163,601)	$(771,824)

Other Comprehensive Income	$(38,243)	$22,695	$(59,386)	$(35,194)

Net Comprehensive Loss	$(456,382)	$(372,770)	$(1,222,987)	$(807,018)

Income (Loss) per share:
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding	427,075,459	384,009,643	424,277,899	377,541,938

The accompanying notes are an integral part of these consolidated financial statements.

GRAPHENE & SOLAR TECHNOLOGIES LIMITED

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

(Unaudited)

Three and Nine Months Ended June 30, 2024 and 2023

							Accumulated	Total
	Common Stock		Additional	Stock	Stock	Accumulated’	Comprehensive	Stockholders’
	Shares	Amount	Paid-in	Receivable	Payable	Deficit	Income	Deficit
Balance, September 30, 2023	421,292,610	4,213	63,883,859	(795,000)	—	(68,375,078)	302,977	(4,979,029)
Stock Based Compensation	—	—	—	—	44,400	—	—	44,400
Debt Discount on Notes Payable	600,000	6	11,577	—	7,096	—	—	18,679
Foreign currency translation adjustment	—	—	—	—	—	—	(109,130)	(109,130)
Net loss	—	—	—	—	—	(369,136)	—	(369,136)
Balance, December 31, 2023	421,892,610	4,219	63,895,436	(795,000)	51,496	(68,744,214)	193,847	(5,394,216)
Shares issued for cash	500,000	5	4,995	—	—	—	—	5,000
Stock Based Compensation	2,000,000	20	51,980	—	—	—	—	52,000
Debt Discount on Notes Payable	250,000	3	923	—	—	—	—	926
Debt Extinguishment	500,000	5	1,695	—	—	—	—	1,700
Foreign currency translation adjustment	—	—	—	—	—	—	87,987	87,987
Net loss	—	—	—	—	—	(376,326)	—	(376,326)
Balance, March 31, 2024	425,142,610	4,252	63,955,029	(795,000)	51,496	(69,120,540)	281,834	(5,622,929)
Shares issued for cash	200,000	2	1,998	—	—	—	—	2,000
Stock Based Compensation	10,500,000	105	109,669	—	(44,400)	—	—	65,374
Debt Settlement	14,677,307	147	2,003,040	—	—	—	—	2,003,187
Debt Discount on Notes Payable	750,000	7	8,205	—	(7,096)	—	—	1,116
Sale of Subsidiary	—	—	1,646,819	—	—	—	—	1,646,819
Foreign currency translation adjustment	—	—	—	—	—	—	(38,243)	(38,243)
Net loss	—	—	—	—	—	(418,139)	—	(418,139)
Balance, June 30, 2024	451,269,917	4,513	67,724,760	(795,000)	—	(69,538,679)	243,591	(2,360,815)

							Accumulated	Total
	Common Stock		Additional	Stock	Stock	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Paid-in	Receivable	Payable	Deficit	Income	Deficit
Balance, September 30, 2022	374,305,480	3,748	63,527,513	(795,000)	—	(67,070,016)	290,563	(4,043,192)
Foreign currency translation adjustment	—	—	—	—	—	—	(74,455)	(74,455)
Net loss	—	—	—	—	—	(176,458)	—	(176,458)
Balance, December 31, 2022	374,305,480	3,748	63,527,513	(795,000)	—	(67,246,474)	216,108	(4,294,105)
Settlement of Notes	237,130	3	65,208	—	—	—	—	65,211
Foreign currency translation adjustment	—	—	—	—	—	—	16,566	16,566
Net loss	—	—	—	—	—	(199,901)	—	(199,901)
Balance, March 31,2023	374,542,610	3,751	63,592,721	(795,000)	—	(67,446,375)	232,674	(4,412,229)
Stock Based Compensation	10,250,000	103	30,647	—	—	—	—	30,750
Foreign currency translation adjustment	—	—	—	—	—	—	22,695	22,695
Net loss	—	—	—	—	—	(395,465)	—	(395,465)
Balance, June 30, 2023	384,792,610	3,854	63,623,368	(795,000)	—	(67,841,840)	255,369	(4,754,249)

GRAPHENE & SOLAR TECHNOLOGIES LIMITED

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

For the Nine-Month Period Ended June 30, 2024 and 2023

(Unaudited)

	2024	2023
Cash flows from operating activities
Net Income (loss)	$(1,163,601)	$(771,824)
Adjustments to reconcile net income/(loss) to net cash from operating activities:
Stock-based compensation	161,774	30,750
Depreciation expense	252	254
Loss on Debt Extinguishment	1,700	—
Amortization of discount	12,161	—
Loss on Settlement of Debt	—	40,393
Change in operating assets and liabilities:
Accounts payable	295,850	167,158
Accrued interest payable	23,661	15,510
Other Receivables	4,015	(1,921)
Pre-Payments	—	—
Due to related parties	611,027	472,730
Net cash used in operating activities	(53,161)	(46,950)

Cash flows from investing activities
Cash for sale of subsidiary	—	—
Net cash used in investing activities	—	—

Cash flows from financing activities
Proceeds from issuance of common stock	7,000	—
Due to Affiliates	—	51,694
Issuance of convertible note – related party	70,399	—
Net cash from financing activities	77,399	51,694

Effect of currency translations to cash flow	(24,189)	(1,106)
Net change in cash and cash equivalents	(11)	3,638
Beginning of period	1,094	2,857
End of period	$1,083	$6,495

Supplemental cash flow information	Quarter ended June 30,
	2024	2023
Interest paid	$—	$—
Taxes	$—	$—
Noncash investing and financing activities:
Settlement of Debt for Common Stock	2,003,187	24,818
Issuance of Common Stock as Debt Discount	20,721	—

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

Going Concern – The Company has incurred cumulative net losses since inception of $69,538,679 at June 30, 2024. Accordingly, it requires capital to fund working capital deficits and for future operating activities to take place. The Company’s ability to raise new funds through the future issuances of debt or common stock is unknown. The obtainment of additional financing, the successful development of a plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability of the Company to continue its operations is dependent on management’s plans, which include the raising of capital through debt and/or equity markets, with some additional funding from other traditional financing sources, including term notes, until such time that funds provided by operations are sufficient to fund working capital requirements. The Company may need to incur additional liabilities with certain related parties to sustain the Company’s existence. There can be no assurance that the Company will be able to raise any additional capital and therefore raise doubt about the Company’s ability to continue as a going concern.

Future issuances of the Company’s equity or debt securities will be required for the Company to finance operations and continue as a going concern. The financial statements do not include any adjustments that may result from the outcome of these uncertainties.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Principles of Consolidation and Basis of Presentation – The consolidated financial statements include the accounts of Graphene & Solar Technologies Limited and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Use of Estimates – The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Significant estimates include but are not limited to the estimated useful lives of equipment for purposes of depreciation and the valuation of common shares issued for services, equipment, and the liquidation of liabilities.

Cash and Cash Equivalents – Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments. As of June 30, 2024 and September 30, 2023, the Company had $1,083 and $1,094 in cash, respectively, and no cash equivalents.

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

There was no derivative activity in fiscal quarter ending June 30, 2024. Therefore, no derivative liabilities were recorded during the quarter ended June 30, 2024.

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

Assets and Liabilities Held for Sale – Assets and liabilities are classified as held for sale when management commits to a plan to sell the asset or settle the liability, and it is probable that the sale will occur within one year. These assets and liabilities are measured at the lower of their carrying amount or fair value less costs to sell. Any adjustments to the carrying amounts are recognized in the period the asset is classified as held for sale.

NOTE 3 – NOTES PAYABLE

The Company’s indebtedness as of June 30, 2024 and September 30, 2023 were as follows:

Description	June 30, 2024	September 30, 2023

Convertible notes	$100,747	$100,747
Convertible notes – related party, net of discount $8,560	79,949	—
Notes Payable	$60,000	$60,000
Notes Payable – Related Parties	$53,543	$71,713

Notes Payable and Other Loans

During 2015 and 2016, the Company executed promissory notes payable with six individuals with an aggregate principal balance of $60,000. The notes were due on demand and included interest at 10%. As of June 30, 2024 and September 30, 2023, the total promissory notes payable balance was $113,214 and $108,710 including accrued interest of $53,214 and $48,710, respectively. On January 15, 2019, the holder of a note with a principal balance of $10,000 made demand for payment. To date, the note has not been paid.

During the year ended September 30, 2020, a Company Advisor, loaned the Company $5,781. The loan is a demand note at zero interest.

Convertible Notes Payable

As of June 30, 2024 and September 30, 2023, noteholders representing $70,747 in outstanding principal had not requested the exchange of shares of common stock. As of June 30, 2024 and September 30, 2023, the exchange obligation payable was $187,476 and $179,510 including accrued interest of $116,728 and $108,762, respectively. As of June 30, 2024 and September 30, 2023, the exchange obligation was for 56,639 shares and 54,233 shares of common stock, respectively. The Company has not extended the maturity dates and the notes are in default.

On February 1, 2016, the Company issued convertible secured note payable of $30,000 to an individual. The note was due on January 31, 2017 and included interest at 10%. The note was convertible at discretion of the holder into common shares of the Company at the rate of $0.50 per share. As of June 30, 2024 and September 30, 2023, the total convertible note payable balance was $55,249 and $52,997, including accrued interest of $25,249 and $22,997, respectively. As of June 30, 2024 and September 30, 2023, the exchange obligation was for 110,498 shares and 105,994 shares of common stock, respectively. The Company has not extended the maturity date and the note is in default.

Convertible Notes Payable – Related Party

During the quarter ended December 31, 2023, the Company entered into an agreement to issue convertible notes payable with an accredited investor. Notably, there exists a professional relationship between the Company and the investor, facilitated by a mutual director serving on the boards of both entities. These notes carry an aggregate principal balance of $50,000 and accrue interest at a rate of 10% per annum. Their maturity dates are set for October 2024 and December 2024. Additionally, the notes offer the option for conversion into common shares of the Company at the discretion of the holder, with a conversion rate of $0.10 per share. As of June 30, 2024, the total balance of promissory notes payable stood at $53,198, inclusive of accrued interest totaling $3,198. Moreover, the exchange obligation associated with these notes amounted to 531,980 shares of common stock. In return for providing the loan, the Company authorized and issued 1,000,000 shares of common stock to the lender. The Company recorded an initial debt discount of $18,679 upon the issuance of the notes, with subsequent amortization of debt discount totaling $11,862.

During the quarter ended March 31, 2024, the Company entered into agreements to issue a convertible note payable with a director serving on the board. The notes carry an aggregate principal balance of $27,828 and accrue interest at a rate of 10% per annum. Their maturity dates are set for March 2025. Additionally, the notes offer the option for conversion into common shares of the Company at the discretion of the holder, with a conversion rate of $0.10 per share. As of June 30, 2024, the total balance of promissory notes payable stood at $29,994, inclusive of accrued interest totaling $2,166. Moreover, the exchange obligation associated with these notes amounted to 299,940 shares of common stock. In return for providing the loan, the Company authorized and issued 500,000 shares of common stock to the lender. The Company recorded an initial debt discount of $2,493 upon the issuance of the notes, with subsequent amortization of debt discount totaling $681.

During the quarter ended June 30, 2024, the Company entered into agreements to issue a convertible note payable with a director serving on the board. The notes carry an aggregate principal balance of $10,681 and accrue interest at a rate of 10% per annum. Their maturity dates are set for June 2025. Additionally, the notes offer the option for conversion into common shares of the Company at the discretion of the holder, with a conversion rate of $0.10 per share. As of June 30, 2024, the total balance of promissory notes payable stood at $10,775, inclusive of accrued interest totaling $94. Moreover, the exchange obligation associated with these notes amounted to 107,750 shares of common stock. In return for providing the loan, the Company authorized and issued 350,000 shares of common stock to the lender. The Company recorded an initial debt discount of $1,116 upon the issuance of the notes, with subsequent amortization of debt discount totaling $57.

Related Party Loans

On December 5, 2022, the Company entered into a Promissory Loan Note with Mr. Andrew Liang, in the amount of US$20,000, with a maturity date of December 5, 2023. The loan will accrue interest at the rate of 10% per annum. To date, the note has not been paid.

On February 28, 2023, the Company entered into a Promissory Loan Note with MI Labs Pty Ltd, in the amount of US$50,000 (of which $33,543 was received by the company as of June 30, 2024) with a maturity date of February 28, 2024. The loan will accrue interest at the rate 10% per annum. To date, the note has not been paid.

NOTE 4- RELATED PARTY

MI Labs Pty Ltd, a management company controlled by Mr. Jason May, the Company’s Chief Executive Officer and a Company Director, provides management services to the Company for which the Company is charged $25,000 monthly. During the nine months ended June 30, 2024, the Company incurred charges to operations of $225,000 with respect to this arrangement.

CSA Liang Pty Ltd, a management company controlled by Mr. Andrew Liang, a Company Director, provided corporate advisor services to the Company for which the Company is charged $5,000 monthly. During the nine months ended June 30, 2024, the Company incurred charges to operations of $45,000 with respect to this arrangement.

Sativus Investments, a management company controlled by Mr. Paul Saffron, the Company’s Chief Operations Officer, provides management services to the Company for which the Company is charged $20,000 monthly. During the nine months ended June 30, 2024, the Company incurred charges to operations of $180,000 with respect to this arrangement.

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

On June 26, 2024, a liability due of $1,536,006 was settled with Mr. Jason May in exchange for 10,005,500 shares.

On June 27, 2024, the Company sold US Thin-Films Corporation, a wholly owned subsidiary, to Thin Film Technologies Ltd., a company controlled by Mr. David Halstead, a Company Director, for $1,000. This transaction resulted in a gain of $1,646,819, which was recorded in Additional Paid-In Capital. Prior to the sale, the Company had a net liability of $1,645,819.

During nine-months period ended June 30, 2024 and 2023, stock-based compensation expense relating to directors, officers, affiliates and related parties was $184,685 (14,005,500 shares) and $0 (0 shares), respectively.

NOTE 5 – STOCKHOLDERS’ EQUITY

29,977,307 new common shares were issued during the nine-month period ending June 30, 2024. The Company has a total of 5,778,367 shares that remain approved, reserved and outstanding and not yet issued by the Transfer Agent at June 30, 2024.

During the quarter ended June 30, 2024, the Company issued 25,727,307 shares of the Company’s common stock to members of the Board of Directors, employees, and consultants. The fair value of the shares, as determined by reference market price of the Company’s common stock on each grant date, aggregated $340,741.

Total stock-based compensation expense was $161,775 for the nine-months ended June 30, 2024.

14,677,307 new common shares were issued during the nine-month period ending June 30, 2024 for settlement of related party and affiliated debt and liabilities totaling $2,003,187.

NOTE 6 – COMMITMENTS & CONTINGENCIES

Contingencies

From time to time, we may be involved in routine legal proceedings, as well as demands, claims and threatened litigation that arise in the normal course of our business. The ultimate amount of liability, if any, for any claims of any type (either alone or in the aggregate) may materially and adversely affect our financial condition, results of operations and liquidity. In addition, the ultimate outcome of any litigation is uncertain. Any outcome, whether favorable or unfavorable, may materially and adversely affect us due to legal costs and expenses, diversion of management attention and other factors. We expense legal costs in the period incurred. We cannot assure you that additional contingencies of a legal nature or contingencies having legal aspects will not be asserted against us in the future, and these matters could relate to prior, current, or future transactions or events. As of June 30, 2024, there were no pending or threatened litigation against the Company.

NOTE 7 – SALE OF US THIN-FILMS CORPORATION

During the quarter, US Thin-Films Corporation was sold to a related party entity for $1,000, resulting in a net liability of $1,645,819 being recognized – see NOTE 4. The sale of the entity resulted in the discontinued operations of US Thin-Films Corporation.

NOTE 8 – SUBSEQUENT EVENTS

Mr. David Halstead was granted 500,000 shares for Directors annual compensation for fiscal year 2023/2024. The shares were issued in July 2024.

Mr. Andrew Liang was granted 500,000 shares for Directors annual compensation for fiscal year 2023/2024. The shares were issued in July 2024.

Mr. Charles Wantrup was granted 500,000 shares for Directors annual compensation for fiscal year 2023/2024. The shares were issued in July 2024.

Mr. Jeffrey Freedman was granted 500,000 shares for Directors annual compensation for fiscal year 2023/2024. The shares were issued in July 2024.

Henosis Limited was granted 100,000,000 shares, per the terms of the Share Sale and Purchase Agreement dated July 28, 2024. The shares were issued in July 2024.

On June 26, 2024, a liability due of $200,997 was settled with Mr. Andrew Liang in exchange for 2,009,970 shares. The shares were issued in September 2024.

Mr. David Hare was granted 2,500,000 shares, per the terms of his Consulting Agreement dated July 14, 2024. The shares were issued in September 2024.

Ms. Kristi Steele was granted 2,500,000 shares, per the terms of her Consulting Agreement dated July 14, 2024. The shares were issued in September 2024.

Haminerals Pty Ltd was granted 5,000,000 shares, per the terms of their Consulting Agreement dated May 01, 2024. The shares were issued in September 2024.

The Company has evaluated events occurring subsequent to June 30, 2024 through to the date these financial statements were issued and has identified no additional events requiring disclosure.

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

Overview

The core business of GSTX is manufacturing the materials and technologies for a greener more sustainable future. In line with the UN Sustainable Development Goals (https://sdgs.un.org/goals), the company is focused on two key sectors, energy and water. GSTX has established/acquired a portfolio of businesses specializing in using advanced manufacturing to make advanced materials for energy and water production. With a strong ESG focus the company is committed to establishing local manufacturing of tangible products for local markets.

In the energy space, the company is leveraging its existing business and management’s core competency to reshore solar manufacturing. The initial target markets are USA and Australia but exploring opportunities in Southeast Asia and Europe. A made locally approach.

The solar market is growing strongly (>10% annual growth). In addition to its strong environmental credentials, solar is now the cheapest form of electricity generation. The fundamental economics of solar are driving this market growth. With the market adoption, and price reductions, of short-term battery storage, many solar and battery installations are completely independent of grid-based distribution. Solar is a mature, proven technology.

During Q1 in the USA alone a record 11GW of solar was installed. This accounted for 75% of new energy installations in America. Currently in the US alone there are approximately 15GW of solar cell and panel manufacturing factories under construction. There are an additional approximate 15GW of factories in planning. The solar market in the USA at present is very strong. A solar panel is made up of multiple solar cells made from silicon wafers. At present 99% of all silicon wafers are made in China. US-based silicon wafer production and the majority of cell and panel production ceased over a decade ago. As a result, China completely dominates solar manufacturing. All but one of the new American based factories are relying on Chinese produced wafers for their production. GSTX plans to be the first company in production of American made silicon wafers during Q3/Q4 2025.

Silicon Wafer Manufacturing

The solar supply chain can be depicted as follows:

Quartz -> silicon -> polysilicon -> silicon ingots -> silicon wafers -> solar cells -> solar modules (panels)

GSTX has established a new, wholly owned, subsidiary, The Quartz & Silicon Materials Company Ltd (“QSM”) to hold its businesses involved in the solar manufacturing sector. QSM is the parent company for:

·	Ausquartz Group Holdings (AUSQUARTZ) – An Australian based company with world class expertise in high purity quartz. Ausquartz operates a test and pilot production facility in Melbourne Australia. The company is successfully producing solar and semiconductor grade quartz sand.

·	Wafer Manufacturing Company (WMC) – A USA based company developing silicon wafer manufacturing operations for supplying downstream solar cell manufacturers. WMC is a joint venture with American Solar Manufacturing Corporation.

·	Southern Silicon – A New Zealand based company developing a silicon metal smelter and a polysilicon production plant on the South Island of New Zealand. These two facilities will utilise local resources and green (renewable) power.

These three key businesses provide an integrated supply chain for the production and delivery of silicon wafers. QSM is structured to take advantage of the American “Inflation Reduction Act” and the Australian “Made in Australia” programs to reshore critical solar manufacturing. Producing wafers locally (Made in America/Made in Australia) is key to being able to claim government incentives (production credits). QSM is a low technology risk enterprise, no new inventions, just manufacturing.

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

A 100% operational subsidiary has been established for the water harvesting products. It will trade as Adaquo, which is a Latin verb meaning to supply water. The company has engaged the services of two industry veterans (20+ years’ experience) to assist with commercialization of the technology.

Whilst still undertaking in house development of the company’s proprietary solid-state technology, the company is also exploring opportunities to license and distribute existing products that have been market proven on an exclusive geographical basis.

Graphene Material

The company has a strong interest in the downstream, commercial, applications of graphene. Unfortunately, the graphene sector has struggled to achieve significant commercial adoption of its materials. In addition, the scalable, bulk, production of graphene is also yet to be achieved at commercially economic levels. Graphene continues to show early stage promising technological improvements, but larger scale business opportunities remain elusive. GSTX management remain active in the sector and believe that graphene has a commercial future, but at present GSTX has paused actively developing its graphene opportunities. Graphene remains an interest of the company and continues to monitor the sector. The company remains interested in bulk production of graphene for the additive markets.

US Thin Films

GSTX has recently restructured its shareholding in US Thin-Film Corporation. GSTX is now a minority shareholder (19%) of US Thin-Film Corporation.

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

Other areas of interest

The Company is also exploring acquisition opportunities for Critical Resource Assets (Minerals with identified supply chain risk), rare earth mineral extraction, zero emission fossil fuel replacement, green hydrogen, and ammonia production.

Results of Operations

For the fiscal quarters ended June 30, 2024 and 2023, we generated no revenues, and thus no cost of sales or gross profits.

For the fiscal quarters ended June 30, 2024 and 2023, we incurred $304,825 and $398,254, respectively, in operating expenses.

For the fiscal quarters ended June 30, 2024 we recorded other expenses of $14,798, while in the fiscal quarters ended June 30, 2023, we incurred expenses of $5,327; both items are represented by accrued interest on debt.

For the fiscal quarters ended June 30, 2024, we recorded other income of $4,792, while in the fiscal quarters ended June 30, 2023, we recorded other income of $8,116.

For the fiscal quarters ended June 30, 2024, $1,700 was recognized as gain on extinguishment of debt, while in the fiscal quarters ended June 30, 2023, we recorded $48.

For the nine-months ended June 30, 2024, we reported net loss before taxes of $418,139 while in the nine-months ended June 30, 2023, we reported a net loss before taxes of $395,465. Since there were no tax obligations in either year, net income / loss in each year was the same as that reported before taxes.

For the periods ended June 30, 2024 and September 30, 2023, our cash positions were $1,083 and $1,094, respectively.

As of June 30, 2024, we had total current liabilities of $2,374,997 while as of September 30, 2023, we had total current liabilities of $4,997,159 a decrease of about 110%. Accrued interest payable increased from $184,851 to $208,512 all attributable to accruals on the loans and the convertible notes payable. Related party debt decreased from $1,759,601 to $753,647 during the period.

Liquidity and Capital Resources

As of June 30, 2024, we had $12,476 in total current assets and $2,374,997 in total current liabilities. Accordingly, we had a working capital deficit of $2,362,521.

Cash used in operating activities was $53,161 for the nine-months ended June 30, 2024, as compared to $46,950 cash used in operating activities for the nine-months ended June 30, 2023.

Net cash provided by financing activities was $77,399 for the nine-months ended June 30, 2024, as compared to $51,694 for the nine-months ended June 30, 2023.

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

GRAPHENE & SOLAR TECHNOLOGIES LIMITED

Date: October 9, 2024	By:	/s/ Jason May
Chief Executive Officer and Director