Form 10-K
period 2024-09-30
Graphene & Solar Technologies Ltd
filed 2025-07-15
CIK 1497649

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2024

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

The aggregate market value of the voting stock held by non-affiliates of the registrant on September 30, 2024 was approximately $1,662,850.45.

As of July 14, 2025, the registrant had 705,444,059 outstanding shares of common stock.

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

During Q1 in the USA alone a record 11GW of solar was installed. This accounted for 75% of new energy installations in America. Currently in the US alone there are approximately 15GW of solar cell and panel manufacturing factories under construction. There are an additional approximate 15GW of factories in planning. The solar market in the USA at present is very strong. A solar panel is made up of multiple solar cells made from silicon wafers. At present 99% of all silicon wafers are made in China. US-based silicon wafer production and the majority of cell and panel production ceased over a decade ago. As a result, China completely dominates solar manufacturing. All but one of the new American based factories are relying on Chinese produced wafers for their production. GSTX plans to be one of the first companies in production of American made silicon wafers during Q1/Q2 2026.

Silicon Wafer Manufacturing

The solar supply chain can be depicted as follows:

Quartz -> silicon -> polysilicon -> silicon ingots -> silicon wafers -> solar cells -> solar modules (panels)

GSTX has established a new, wholly owned, subsidiary, The Quartz & Silicon Materials Company Ltd (“QSM”) to hold its businesses involved in the solar manufacturing sector. QSM is the parent company for:

•	Ausquartz Group Holdings (AUSQUARTZ) – An Australian based company with world class expertise in high purity quartz. Ausquartz operates a test and pilot production facility in Melbourne Australia. The company is successfully producing solar and semiconductor grade quartz sand.

•	Wafer Manufacturing Company (WMC) – A USA based company developing silicon wafer manufacturing operations for supplying downstream solar cell manufacturers. WMC is a joint venture with American Solar Manufacturing Corporation.

•	Southern Silicon – A New Zealand based company developing a silicon metal smelter and a polysilicon production plant on the South Island of New Zealand. These two facilities will utilise local resources and green (renewable) power.

QSM is in advanced discussion with several large incumbent manufacturers to reshore manufacturing of silicon ingots, wafers and cells to the US and Australia. QSM is structured to take advantage of the American “Inflation Reduction Act” and the Australian “Made in Australia” programs to reshore critical solar manufacturing. Producing wafers locally (Made in America/Made in Australia) is key to being able to claim government incentives (production credits). QSM is a low technology risk enterprise, no new inventions, just manufacturing.

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

The company maintains a strong interest in the development of water harvesting products, however the current focus of the company is on development and commercialization of its solar business.

To that end, the company has temporarily paused these development activities to focus on establishing its solar manufacturing business.

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

Management believes that the proposed introduction/increase of import duties/tariffs on solar equipment and products from China and South East Asia will benefit the proposed company operations in the US.

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

ITEM 1.A. RISK FACTORS.

Not applicable.

ITEM 1.B. UNRESOLVED STAFF COMMENTS.

Not Applicable

ITEM 2. PROPERTIES.

We own general office, lab and factory equipment with a net book value of $26,262 and $937 as of September 30, 2024 and 2023 respectively, net of depreciation.

We currently maintain a representative office at 11201 North Tatum Boulevard suite 300 Phoenix, Arizona 85028 (the Company pays monthly rent in the amount of $278 for this office).

ITEM 3. LEGAL PROCEEDINGS.

Not applicable

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock at September 30, 2024 trades in the OTC Markets OTC Pink Market under the symbol “GSTX”. Shown below is the range of high and low closing prices for our common stock for the periods indicated. The market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

Quarter Ended	High	Low
September 30, 2022	$0.16	$0.16
December 31, 2022	$0.07	$0.06
March 31, 2023	$0.00	$0.00
June 30, 2023	$0.00	$0.00
September 30, 2023	$0.00	$0.00
December 31, 2023	$0.03	$0.02
March 31, 2024	$0.02	$0.01
June 30, 2024	$0.01	$0.01
September 30, 2024	$0.00	$0.00

Holders of our common stock are entitled to receive dividends as may be declared by the Board of Directors. Our Board of Directors is not restricted from paying any dividends but is not obligated to declare a dividend. No cash dividends have ever been declared and it is not anticipated that cash dividends will ever be paid.

Our Articles of Incorporation authorize our Board of Directors to issue up to 800,000,000 shares of common stock and up to 10,000,000 shares of preferred stock. The provisions in the Articles of Incorporation relating to the preferred stock allow our directors to issue preferred stock with multiple votes per share and dividend rights which would have priority over any dividends paid with respect to the holders of our common stock. The issuance of preferred stock with these rights may make the removal of management difficult even if the removal would be considered beneficial to shareholders, generally, and will have the effect of limiting shareholder participation in certain transactions such as mergers or tender offers if these transactions are not favored by our management.

As of September 30, 2024, we had approximately 398 shareholders of record.

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

We continue to seek new financing in the form of equity, debt, or a combination thereof to meet further development and general operating obligations. Achieving sufficient funds soon is of vital importance. The Company has managed to raise sufficient capital by sale of shares, but as of September 30, 2024, the Company has not been successful in raising sufficient funds to maintain primary operations. However, substantial efforts are underway to secure funding, and we believe that funding for the Company is imminent in the near future, although no assurance can be made as to the amount of funds, if any, or the terms thereof.

Current Business and Operation

The company has a renewed focus and strategy to supply silicon wafers and solar cells for the photovoltaic manufacturing sector. This leverages the existing company operations and upstream supply chain components (quartz sand, crucibles). The company is exploring partnerships with established incumbent manufacturers to reshore production to the USA and Australia.

The Company is actively recruiting new members of the management team to assist with implementing its strategic plan. The company is re-engaging various opportunities that it was pursuing pre-pandemic.

Currently, GSTX is primarily focused upon completing development and initial sample production of commercially viable silicon wafers and solar cells. The goal for the FY 2025 is to establish initial production and begin generating revenue.

Results of Operations.

Years Ended September 30, 2024 and 2023

	Years Ended
	September 30,
	2024	2023	Changes ($)
Operating expenses	$2,560,850	1,273,106	$(1,287,744)
Other Expense	$(23,421)	31,956	$(55,377)
Net Income (loss)	$(2,537,429)	$(1,305,062)	$1,232,367

For the years ended September 30, 2024 and 2023, we generated no revenues, and thus no cost of sales or gross profits.

For the years ended September 30, 2024 and 2023, we incurred $2,560,850 and $1,273,106, respectively in operating expenses. The operating expense increases are due primarily to increased costs of contracting professional services in the development of markets, financing, legal fees, and other general and administrative expenses.

For the years ended September 30, 2024 and 2023, our other income (expenses) consisted of the following:

	Years Ended
	September 30,
	2024	2023	Changes ($)
Other (Income) Expense:
Interest expense	$(50,076)	$(23,249)	$(26,827)
Other income	75,197	31,455	43,742
Impairment of assets	—	—	—
Foreign currency transaction gain	—	—	—
Change in fair value of derivative liability	—	—	—
Loss on extinguishment of debt	(1,700)	(40,162)	38,462
	$23,421	$(31,956)	$55,377

For the year ended September 30, 2024, we reported a net loss before taxes of $2,533,799 compared to a net loss before taxes of $1,305,062 for the year ended September 30, 2023. Since there were no tax obligations in either year, net loss in each year was the same as that reported before taxes.

Cash Flows

	Years Ended
	September 30,
	2024	2023	Changes ($)
Cash Flows used in Operating Activities	$(96,029)	(72,180)	$(23,849)
Cash Flows Provided (Used) by Investing Activities	$319	—	$319
Cash Flows provided by Financing Activities	$117,857	71,713	$46,144
Effect of exchange rate in cash	(21,396)	(1,296)	(20,100)
Net Change in Cash During Period	$751	$(1,763)	$2,514

Cash Flow from Operating Activities

Cash flows used in operating activities was $96,029 in the year ended September 30, 2024, while for the year ended September 30, 2023, the Company expended $72,180.

The increase in the year ended September 30, 2024 was primarily due to an increase in accounts payable and accrued expenses, primarily for legal and consulting expenses and due to related parties.

Cash Flow from Investing Activities

Shareholder loans and some minimal funding activities were mainly significant in the year ended September 30, 2024 and 2023.

Cash Flow from Financing Activities

Cash from financing activities in the year ended September 30, 2024 contributed $117,857, $110,857 from proceeds of convertible notes payable and $7,000 from the sales of shares. Cash from financing activities in the year ended September 30, 2023 contributed $71,713, $138,093 from the sales of shares to unaffiliated investors and $133,005 from proceeds of a convertible note payable.

Liquidity and Capital Resources.

Years Ended September 30, 2024 and 2023.

	September 30, 2024	September 30, 2023	Changes ($)
Cash	$1,845	$1,094	$751
Working capital deficit	$(3,012,641)	$(4,984,957)	$1,972,316
Total assets	$306,713	$18,130	$288,583
Total liabilities	$(3,143,686)	$(4,997,159)	$1,853,473
Total stockholders’ deficit	$(2,836,973)	$(4,979,029)	$2,142,056

As of September 30, 2024, we had total current liabilities of $3,026,409, while as of September 30, 2023 we had total current liabilities of $4,997,159, a decrease of $1,970,750. The decrease in current liabilities was primarily due to the sale of US Thin-Films Corporation.

As of September 30, 2024, we had a working capital deficit of $3,012,641 compared to a working capital deficit of $4,984,957 as of September 30, 2023. As of September 30, 2024, we had cash and cash equivalents of $1,845 and total assets of $16,109 compared to cash and cash equivalents of $1,094 and total assets of $306,713 as of September 30, 2023.

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

To the extent that we raise additional capital through the sale of equity or convertible debt securities, the issuance of such securities may result in dilution to our existing stockholders. If additional funds are raised through the issuance of debt securities, these securities may have rights, preferences, and privileges senior to holders of common stock and the terms of such debt could impose restrictions on our operations. Regardless of whether our cash assets prove to be inadequate to meet its operational needs, we may seek to compensate providers of services by issuance of stock in lieu of cash, which may also result in dilution to our existing stockholders.

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

Going Concern and Management’s Liquidity Plans.

As reflected in the consolidated financial statements, the Company had an accumulated deficit at September 30 2023, a net loss and net cash used in operating activities for the year then ended and has generated no revenues since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year from the issuance date of the consolidated financial statements.

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

The Company determines our derivative liabilities to be a Level 3 fair value measurement and uses the Binomial pricing model to calculate the fair value. There are no derivative liabilities as of September 30, 2024 and 2023. The Binomial model requires six basic data inputs: the exercise or strike price, time to expiration, the risk-free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of each convertible note is estimated using the Binomial valuation model.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Graphene & Solar Technologies Limited

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Graphene & Solar Technologies Limited (the Company) as of September 30, 2024 and 2023, and the related consolidated statements of operations and comprehensive loss, stockholders’ deficit, and cash flows for each of the years in the two-year period ended September 30, 2024, and the related notes (collectively referred to as the financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the two- year period ended September 30, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

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

/s/ M&K CPAS, PLLC

M&K CPAS, PLLC

We have served as the Company’s auditor since 2020 The Woodlands, TX

July 15, 2025

GRAPHENE & SOLAR TECHNOLOGIES LIMITED

 CONSOLIDATED BALANCE SHEETS

	September 30,	September 30,
	2024	2023
Assets
Current Assets:
Cash	$1,845	$1,094
Prepaid expenses	11,923	11,108
Total Current Assets	13,768	12,202
Other Assets:
Furniture and equipment, net of depreciation $88,063	26,262	937
Other Receivable	89,864	4,015
Other Assets	16,204	—
Right of Use Asset	160,615	—
Assets held for sale	—	976
Total Assets	$306,713	$18,130

Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable and other payable	$1,295,394	$1,273,453
Accrued interest payable	222,679	184,851
Due to related party	852,743	1,759,601
Lease Liability	46,968	—
Notes payable – $60,000 in default	324,928	60,000
Notes payable – related party	97,395	71,713
Convertible notes payable, $100,747 in default	101,876	100,747
Convertible notes payable – related party, net of discount $4,083 and $0	84,426	—
Liabilities held for sale	—	1,546,794
Total Current Liabilities	3,026,409	4,997,159

Lease Liability	117,277	—

Total Liabilities	$3,143,686	$4,997,159

Stockholders’ Deficit
Preferred stock: 10,000,000 shares authorized; $0.00001 par value; no shares issued and outstanding	—	—
Common stock: 800,000,000 shares authorized; $0.00001 par value; 569,779,887 and 421,292,610 shares issued and outstanding	5,698	4,213
Additional paid-in capital	68,769,472	63,883,859
Stock Receivable	(795,000)	(795,000)
Stock Payable	—	—
Accumulated deficit	(71,015,630)	(68,375,078)
Accumulated other comprehensive income	198,672	302,977
Non-Controlling Interest	(185)	—
Total Stockholders’ Deficit	(2,836,973)	(4,979,029)

Total Liabilities and Stockholders’ Deficit	$306,713	$18,130

The accompanying notes are an integral part of these consolidated financial statements.

GRAPHENE & SOLAR TECHNOLOGIES LIMITED

 CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Years Ended
	September 30,
	2024	2023

Revenue	$—	$—

Operating Expenses:
Professional fees	2,466,927	974,557
General and administration	93,923	176,869
Total operating expenses	2,560,850	1,151,426

Loss from operations	(2,560,850)	(1,151,426)

Other Income (Expense):
Other income	75,197	31,455
Interest expense	(50,076)	(23,249)
Loss on extinguishment of debt	(1,700)	(40,162)
Total Other Income (Expense)	23,421	(31,956)

Net Income (Loss) from continuing operations	$(2,537,429)	$(1,183,382)

Net Loss from discontinued operations	(103,308)	(121,680)

Net Income (Loss)	(2,640,737)	(1,305,062)

Net Loss attributed to non-controlling interest	185	—

Net Loss attributed to Graphene & Solar Technologies Ltd.	$(2,640,552)	$(1,305,062)

Other Comprehensive Income	(104,305)	12,414

Net Comprehensive Loss	$(2,744,857)	$(1,292,648)

Net Loss available to common shareholders	$(2,744,857)	$(1,292,648)

Basic and diluted loss per common share	$(0.01)	$(0.00)

Weighted average number of common shares outstanding
Basic and diluted	454,398,726	387,153,066

The accompanying notes are an integral part of these consolidated financial statements.

GRAPHENE & SOLAR TECHNOLOGIES LIMITED

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Common Stock		Additional	Stock	Non-Controlling	Accumulated	Accumulated Comprehensive	Stockholders’
	Shares	Amount	Paid-in	Receivable	Interest	Deficit	Income	Deficit
Balance September 30, 2022	374,305,480	3,743	$63,527,518	$(795,000	—	$(67,070,016)	$290,563	$(4,043,192)

Shares issued for cash	—	—	—	—	—	—	—	—
Stock-based compensation	46,750,000	468	291,132	—	—	—	—	291,600
Settlement of notes	237,130	2	65,209	—	—	—	—	65,211
Foreign currency translation adjustment	—	—	—	—	—	—	12,414	12,414
Other comprehensive income, net of tax	—	—	—	—	—	(1,305,062)	—	(1,305,062)
Balance September 30, 2023	421,292,610	4,213	$63,883,859	$(795,000	—	(68,375,078)	$302,977	$(4,979,029)
Shares issued for cash	700,00	7	6,993	—	—	—	—	7,000
Stock-based compensation	27,000,000	270	296,405	—	—	—	—	296,675
Debt Settlement	16,687,277	167	2,204,016	—	—	—	—	2,204,183
Debt Discount on Notes Payable	1,600,000	16	20,705	—	—	—	—	20,721
Shares issued for Debt Extinguishment	500,000	5	1,695	—	—			1,700
Sale of Subsidiary	—	—	1,646,819	—	—	—	—	1,646,819
Shares issued for acquisition of Ausquartz	100,000,000	1,000	709,000	—	—	—	—	710,000
Investment in Subsidiary	2,000,000	20	(20)	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	(104,305)	(104,305)
Other comprehensive income, net of tax	—		—	—	(185)	(2,640,552)	—	(2,640,737)
Balance September 30, 2024	569,779,887	5,698	$68,769,472	$(795,000	(185)	(71,015,630)	$198,672	$(2,836,973)

The accompanying notes are an integral part of these consolidated financial statements.

GRAPHENE & SOLAR TECHNOLOGIES LIMITED

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	September 30,
	2024	2023
Cash flows from operating activities
Net Income (loss)	$(2,640,737)	$(1,305,062)
Adjustments to reconcile net income/(loss) to net cash from operating activities:
Stock-based compensation	296,675	291,600
Stock-based compensation for acquisition of subsidiary	710,000	—
Compensation to management for acquisition of subsidiary	169,503	—
Depreciation expense	338	338
Amortization of discount	18,205	—
Loss on Settlement of Debt	—	40,162
Loss on Debt Extinguishment	1,700	—
Changes in operating assets and liabilities:
Accounts payable	408,012	227,007
Accrued interest payable	32,309	23,249
Other Receivables	3,268	(1,921)
Right of Use Assets	7,349	—
Lease Liabilities	(6,764)	—
Due to related parties	904,113	652,447
Net cash used in operating activities	(96,029)	(72,180)

Cash flows from investing activities
Cash paid for purchase of fixed assets	—	—
Cash acquired from purchase of subsidiary	319
Net cash used in investing activities	319	—

Cash flows from financing activities
Proceeds from issuance of common stock	7,000	—
Issuance of convertible note – related party	110,857	71,713
Net cash from financing activities	117,857	71,713

Effect of currency translations to cash flow	(21,396)	(1,296)
Net change in cash and cash equivalents	751	(1,763)
Beginning of Period	1,094	2,857
End of Period	$1,845	$1,094

Supplemental cash flow information
	2024	2023
Interest paid	$—	$—
Taxes	$—	$—
Non-cash investing and financing activities:
Settlement of Debt for Common Stock	$2,204,183	$25,049
Issuance of Common Stock as Debt Discount	20,721	—
Issuance of shares to subsidiary	$20	$—

The accompanying notes are an integral part of these consolidated financial statements.

GRAPHENE & SOLAR TECHNOLOGIES LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2024 AND 2023

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

Going Concern – The Company has incurred cumulative net losses since inception of $71,015,630 at September 30, 2024. Accordingly, it requires capital to fund working capital deficits and for future operating activities to take place. The Company’s ability to raise new funds through the future issuances of debt or common stock is unknown. The obtainment of additional financing, the successful development of a plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability of the Company to continue its operations is dependent on management’s plans, which include the raising of capital through debt and/or equity markets, with some additional funding from other traditional financing sources, including term notes, until such time that funds provided by operations are sufficient to fund working capital requirements. The Company may need to incur additional liabilities with certain related parties to sustain the Company’s existence. There can be no assurance that the Company will be able to raise any additional capital and therefore raise doubt about the Company’s ability to continue as a going concern.

Future issuances of the Company’s equity or debt securities will be required for the Company to finance operations and continue as a going concern. The financial statements do not include any adjustments that may result from the outcome of these uncertainties.

Going Concern

The Company’s consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has not generated any revenues from operations to date and does not expect to do so in the foreseeable future. The Company has a stockholders’ deficit as of September 30, 2024. Furthermore, the Company has experienced recurring operating losses and negative operating cash flows since inception and has financed its working capital requirements during this period primarily through the recurring sale of its equity securities.

As a result, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the consolidated financial statements are being issued. In addition, the Company’s independent registered public accounting firm, in their report on the Company’s consolidated financial statements for the year ended September 30, 2024, has also expressed substantial doubt about the Company’s ability to continue as a going concern.

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

The spread of a novel strain of coronavirus (COVID-19) around the world from the first half of 2020 has caused significant volatility in U.S. and international markets. There is significant uncertainty around the breadth and duration.

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

At September 30, 2024, the Company had cash of $1,845 available to fund its operations. The Company needs to raise additional capital during the year ending September 30, 2025 to fund its ongoing business activities.

The amount and timing of future cash requirements during the year ended September 30, 2025 will depend on the extent of financing the Company is able to arrange. As market conditions present uncertainty as to the Company’s ability to secure additional funds, there can be no assurances that the Company will be able to secure additional financing on acceptable terms, or at all, as and when necessary to continue to conduct operations. If cash resources are insufficient to satisfy the Company’s ongoing cash requirements, the Company would be required to scale back or discontinue its technology and product development programs, or obtain funds, if available (although there can be no certainty), through strategic alliances that may require the Company to relinquish rights to certain of its assets, or to discontinue its operations entirely.

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

Disclosure of Rental Income

Rental income is not recognized as ‘operating revenue” but as ‘other income’ during the period of $18,981.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the financial statements of Graphene and its wholly owned subsidiaries, The Quartz and Silicon Materials Company (“QSM”), Ausquartz Group Holdings (“AUS”), Wafer Manufacturing Corporation (“WMC”), Southland Silicon Materials (“SSM”), Graphene and Solar Technologies Limited (“GSTXNZ”), and Adaquo, LLC (“ADQ”). All significant inter-company balances and transactions within the Company have been eliminated upon consolidation.

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

Cash and Cash Equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments. As of September 30, 2024 and 2023, the Company had $1,845 and $1,094 in cash, respectively, and no cash equivalents.

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

There was no derivative activity in fiscal 2024 and 2023. Therefore, no derivative liabilities were recorded during the year ended September 30, 2024:

Fair Value Measurements Using Significant Observable Inputs (Level 3)

Balance - September 30, 2022	—
Addition of new derivatives recognized as debt discounts	—
Settled due to conversion of debt	—
Loss on change in fair value of the derivative	—
Balance – September 30, 2023	$—

Addition of new derivatives recognized as debt discounts	—
Settled due to conversion of debt	—
Loss on change in fair value of the derivative	—
Balance – September 30, 2024	$—

Debt Issuance Costs

Costs incurred in connection with the issuance of debt are amortized over the term of the related debt and netted against the liability.

Commitments and Contingencies

The Company follows ASC 450-20 to report accounting for contingencies. Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company, but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or un-asserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

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

The Company is subject to U.S. federal income taxes and income taxes of various state tax jurisdictions. As the Company’s net operating losses have yet to be utilized, all previous tax years remain open to examination by Federal authorities and other jurisdictions in which the Company currently operates or has operated in the past. The Company had no unrecognized tax benefits, as of September 30, 2024, and does not anticipate any material amount of unrecognized tax benefits within the next 12 months.

The Company accounts for uncertainties in income tax law under a comprehensive model for the financial statement recognition, measurement, presentation, and disclosure of uncertain tax positions taken or expected to be taken in income tax returns as prescribed by GAAP. The tax effects of a position are recognized only if it is “more-likely-than-not” to be sustained by the taxing authority as of the reporting date. If the tax position is not considered “more-likely-than-not” to be sustained, then no benefits of the position are recognized. As of September 30, 2024, the Company had not recorded any liability for uncertain tax positions. In subsequent periods, any interest and penalties related to uncertain tax positions will be recognized as a component of income tax expense.

On December 22, 2017, the Tax Reform Act was signed into law. The Tax Reform Act is effective for tax years beginning on or after January 1, 2018, except for certain provisions, and resulted in significant changes to existing United States tax law, including various provisions that are expected to impact the Company. Among other provisions, the Tax Reform Act reduced the federal corporate tax rate from 35% to 21% effective January 1, 2018. The Company completed the accounting for the effects of the Tax Reform Act during the year ended September 30, 2024. Given that current deferred tax assets are offset by a full valuation allowance, these changes will have no impact on the balance sheet.

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

During the year ended September 30, 2024, the Company issued 27,000,000 shares of the Company’s common stock to members of the Board of Directors, employees, and consultants. The fair value of the shares, as determined by reference to the closing price of the Company’s common stock on each respective grant date, aggregated $296,675.

During the year ended September 30, 2023, the Company issued 46,750,000 shares of the Company’s common stock to members of the Board of Directors, employees, and consultants. The fair value of the shares, as determined by reference to the closing price of the Company’s common stock on each respective grant date, aggregated $291,600.

Total stock-based compensation expense was $296,675 and $291,600 for the years ended September 30, 2024 and 2023, respectively.

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

The common share equivalents of these securities have not been included in the calculations of loss per share because such inclusions would have an anti-dilutive effect as the Company has incurred losses during the years ended September 30, 2024 and 2023.

For the years ended September 30, 2024 and 2023, respectively, the following common stock equivalents were potentially dilutive.

	Years ended
	September 30,
	2024	2023
	(Shares)	(Shares)
Convertible notes payable	1,144,047	151,021

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

	September 30,	September 30,
	2024	2023
Spot AUD: USD exchange rate	$0.6932	$0.6458
Average AUD: USD exchange rate	$0.6595	$0.6661

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

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment as of September 30, 2024 and 2023 are summarized as follows:

	September 30,	September 30,
	2024	2023
Laboratory and factory equipment	$76,609	$41,553
Computers	4,094	3,413
Furniture and fixtures	33,623	33,027
	114,326	77,993
Less accumulated depreciation	(88,064)	(77,056)
Net property and equipment	$26,262	$937

Depreciation expense for the years ended September 30, 2024 and 2023 was $338 and $340, respectively.

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

Components of intangible assets are as follows:

	September 30, 2024	September 30, 2023
Patents	—	1
Accumulated amortization	—	—
Impairment Expense	—	—
Total patent costs, net	$—	$1

During the years ended September 3, 2024, and 2023, the Company recorded amortization expenses related to patents of $0 and $0, respectively.

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

NOTE 5 – NOTES PAYABLE

The Company’s material future contractual obligations by fiscal years as of September 30, 2024 and 2023 were as follows:

	September 30, 2024	September 30, 2023
Convertible Notes	$101,876	$100,747
Convertible Notes – Related Party, net of discount $4,083	84,426	—
Notes Payable	$324,928	$60,000
Notes Payable – Related Parties	$97,395	$71,713

Convertible Notes Payable

On June 29, 2012, the Company issued convertible secured notes payable totaling $8,254,500 to a group of private investors. The notes matured on June 30, 2015. The notes, with interest at 15%, were convertible at the discretion of the holders, into common shares of the Company at the rate of $3.31 per share. Unable to make the required interest payment on March 31, 2014, the notes became due on demand. Effective June 17, 2014, with the noteholder approval, the assets securing the convertible notes were sold with the net proceeds of approximately $5,200,000 being distributed to the noteholders. Noteholders were to receive payment for the remaining balance due on the notes in the form of an exchange for the common stock of the Company at the rate of $3.31 per share. As of September 30, 2024, noteholders representing $70,747 in outstanding principal had not requested the exchange of shares of common stock. As of September 30, 2024 and 2023, the exchange obligation payable was $190,151 and $179,510, including accrued interest of $119,403 and $108,762, respectively. As of September 30, 2024 and 2023, the exchange obligation was for 57,447 shares and 54,233 shares of common stock, respectively.

On February 1, 2016, the Company issued convertible secured note payable of $30,000 to an individual. The note was due on January 31, 2017 and included interest at 10%. The note was convertible at discretion of the holder into common shares of the Company at the rate of $0.50 per shares. The Company has not extended the maturity date and the note is in default. As of September 30, 2024 and 2023, the total convertible note payable balance was $56,005 and $52,997, including accrued interest of $26,005 and $22,997, respectively. As of September 30, 2024 and 2023, the exchange obligation was for 112,010 shares and 105,994 shares of common stock, respectively.

Convertible Notes Payable – Related Party

During the quarter ended December 31, 2023, the Company entered into an agreement to issue convertible notes payable with an accredited investor. Notably, there exists a professional relationship between the Company and the investor, facilitated by a mutual director serving on the boards of both entities. These notes carry an aggregate principal balance of $50,000 and accrue interest at a rate of 10% per annum. Their maturity dates are set for October 2024 and December 2024. Additionally, the notes offer the option for conversion into common shares of the Company at the discretion of the holder, with a conversion rate of $0.10 per share. As of September 30, 2024, the total balance of promissory notes payable stood at $55,719, inclusive of accrued interest totaling $5,719. Moreover, the exchange obligation associated with these notes amounted to 557,190 shares of common stock. In return for providing the loan, the Company authorized and issued 1,000,000 shares of common stock to the lender. The Company recorded an initial debt discount of $18,679 upon the issuance of the notes, with subsequent amortization of debt discount totaling $16,558.

During the quarter ended March 31, 2024, the Company entered into an agreement to issue a convertible note payable with a director serving on the board. The note carries an aggregate principal balance of $27,828 and accrues interest at a rate of 10% per annum. Their maturity date is set for March 2025. Additionally, the note offers the option for conversion into common shares of the Company at the discretion of the holder, with a conversion rate of $0.10 per share. As of September 30, 2024, the total balance of promissory notes payable stood at $30,696, inclusive of accrued interest totaling $3,452. Moreover, the exchange obligation associated with these notes amounted to 306,960 shares of common stock. In return for providing the loan, the Company authorized and issued 750,000 shares of common stock to the lender. The Company recorded an initial debt discount of $2,493 upon the issuance of the notes, with subsequent amortization of debt discount totaling $1,310.

During the quarter ended June 30, 2024, the Company entered into an agreement to issue a convertible note payable with a director serving on the board. The note carries an aggregate principal balance of $10,681 and accrues interest at a rate of 10% per annum. Their maturity date is set for June 2025. Additionally, the note offers the option for conversion into common shares of the Company at the discretion of the holder, with a conversion rate of $0.10 per share. As of September 30, 2024, the total balance of promissory notes payable stood at $11,044, inclusive of accrued interest totaling $363. Moreover, the exchange obligation associated with these notes amounted to 110,440 shares of common stock. In return for providing the loan, the Company authorized and issued 350,000 shares of common stock to the lender. The Company recorded an initial debt discount of $1,116 upon the issuance of the notes, with subsequent amortization of debt discount totaling $337.

Notes Payable and Other Loans

During 2015 and 2016, the Company executed promissory notes payable with six individuals with an aggregate principal balance of $60,000. The notes were due on demand and included interest at 10%. As of September 30, 2024 and 2023, the total promissory notes payable balance was $114,726 and $108,710, including accrued interest of $54,726 and $48,710, respectively. On January 15, 2019, the holder of a note with a principal balance of $10,000 made demand for payment. To date, the note has not been paid.

On September 11, 2023, Ausquartz Sands Pty Ltd entered into a Loan Agreement with GVB GmbH for AU$250,000, with a fixed annual interest rate of 2.15% and a maturity date of August 31, 2025. This liability was assumed by the Company following its acquisition of Ausquartz Group Holdings Pty Ltd on July 28, 2024. As of September 30, 2024 and 2023, the total notes payable balance was AU$255,832 and AU$250,442, including interest of AU$5,832 and AU$442, respectively.

Related Party Loans

On February 28, 2023, the Company entered into a Promissory Loan Note with MI Labs Pty Ltd, in the amount of US$50,000 (of which $46,043 was received by the company as of September 30, 2024) with a maturity date of February 28, 2024. The loan will accrue interest at the rate 10% per annum.

During July 2023, MI Labs Pty Ltd loaned Ausquartz Sands Pty Ltd US$31,352. The loan is a demand note on zero interest. This liability was assumed by the Company following its acquisition of Ausquartz Group Holdings Pty Ltd on July 28, 2024.

On December 5, 2022, the Company entered into a Promissory Loan Note with Mr. Andrew Liang, in the amount of US$20,000, with a maturity date of December 5, 2023. The loan will accrue interest at the rate of 10% per annum.

During the year ended September 30, 2020 a Company Advisor, A. Liang, loaned the Company $5,623. The loan is a demand note at zero interest.

During the year ended September 30, 2020 the former Company Chairman, FJ Garafalo, loaned the company $3,500. The loan is a demand note on zero interest.

NOTE 6 – STOCKHOLDERS’ EQUITY

Preferred Stock

No preferred shares have been designated by the Company as of September 30, 2024 and 2023.

Common Stock

The Company is authorized to issue up to 800,000,000 shares of common stock (par value $0.00001). As of September 30, 2024 and 2023, the Company had 569,779,887 shares and 421,292,610 shares of common stock issued and outstanding, respectively.

The Company has a total of 5,778,367 shares that remain approved, reserved and outstanding and not yet issued by the Transfer Agent at September 30, 2024.

During the year ended September 30, 2024, the Company issued 148,487,277 shares of common stock as follows:

●	27,000,000 shares of the Company’s common stock to members of the Board of Directors, employees and consultants. The fair value of the shares, as determined by reference market price of the Company’s common stock on each grant date, aggregated $296,675.

●	700,000 shares of the Company’s common stock at $0.01 per share for a purchase price of $7,000.

●

1,600,000 shares of the Company’s common stock were issued to convertible note holders for providing loans. The fair value of the shares, as determined by reference market price of the Company’s common stock on each grant date, aggregated $20,721.

•	500,000 shares of the Company’s common stock were issued to a convertible note holder as an incentive to revise the terms of the note. The fair value of the shares, as determined by reference market price of the Company’s common stock on the grant date, was valued at $1,700 and was expensed.

●	16,687,277 shares of the Company’s common stock were issued for settlement of related party and affiliated debt and liabilities totaling $2,204,183. The fair value of the common stock issued was determined based on the market price at the time of issuance. As a result of the settlement, the Company recognized a gain of $1,945,531, representing the excess of the liabilities settled over the fair value of the shares issued. This gain was recorded as an increase to additional paid-in capital, in accordance with applicable accounting guidance for capital transactions involving related parties.

●	100,000,000 shares of the Company’s common stock were issued, per the terms of the Share Sale and Purchase Agreement dated July 28, 2024. – see NOTE 11.

●

2,000,000 shares of the Company’s common stock were issued, pursuant to a Memorandum of Understanding, dated September 7, 2023, as a capital contribution to Wafer Manufacturing Corporation (“WMC”), a consolidated joint venture in which the Company holds a 75% ownership interest. The transaction was treated as an investment in the joint venture and resulted in an increase to the Company’s investment balance. As an inter-company transaction, it was eliminated in consolidation and had no impact on total consolidated stockholders’ equity.

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

Non-Controlling Interest

Wafer Manufacturing Corporation (“WMC”) is a consolidated joint venture in which the Company holds a 75% ownership interest. The remaining 25% is owned by a non-controlling interest. As a majority owner, the Company consolidates WMC’s financial results in its consolidated financial statements.

For the year ended September 30, 2024, the Company recorded a gain of $185 attributable to the non-controlling interest in WMC, representing the portion of WMC’s net loss allocable to the minority ownership.

NOTE 7 – RELATED PARTY

Due to related party

MI Labs Pty Ltd, a management company controlled by Mr. Jason May, the Company’s Chief Executive Officer and a Company Director, provides management services to the Company for which the Company is charged $25,000 monthly. During the year ended September 30, 2024, the Company incurred charges to operations of $300,000 with respect to this arrangement.

CSA Liang Pty Ltd, a management company controlled by Mr. Andrew Liang, a Company Director, provided corporate advisor services to the Company for which the Company was charged $5,000 monthly. During the year ended September 30, 2024, the Company incurred charges to operations of $60,000 with respect to this arrangement.

Sativus Investments, a management company controlled by Mr. Paul Saffron, the Company’s Chief Operations Officer, provides management services to the Company for which the Company is charged $20,000 monthly. During the year ended September 30, 2024, the Company incurred charges to operations of $240,000 with respect to this arrangement.

Parallel40 LLC, a management company controlled by Ms. Kristi Steele and Mr. David Hare, the Company’s Chief Sustainability Officers, provides management services to the Company for which the Company was charged $30,000 monthly. During the year ended September 30, 2024, the Company incurred charges to operations of $90,000 with respect to this arrangement.

Haminerals Pty Ltd, a management company controlled by Mr. Andrew Hamilton, the Company’s Chief Operations Officer (Australia), provides management services to the Company for which the Company was charged $20,000 monthly. During the year ended September 30, 2024, the Company incurred charges to operations of $100,000 with respect to this arrangement.

Pagemark Limited, a management company controlled by Mr. David Halstead, a Company Director, entered into a convertible note agreement with the Company – see NOTE 5.

Allegro Investments Limited entered into a convertible note agreement with the Company. The Company and Allegro Investments Limited share a professional relationship wherein a director serves on the boards of both entities – see NOTE 5.

On June 27, 2024, the Company sold US Thin-Films Corporation, a wholly owned subsidiary, to Thin Film Technologies Ltd., a company controlled by Mr. David Halstead, a Company Director, for $1,000. This transaction resulted in a gain of $1,646,819, which was recorded in Additional Paid-In Capital. Prior to the sale, the Company has a net liability of $1,645,819.

During the year ended September 30, 2020 a Company Advisor, A. Liang, loaned the Company $5,623. The loan is a demand note at zero interest.

During the year ended September 30, 2020 the former Company Chairman, FJ.Garafalo loaned the company $3,500. The loan is a demand note on zero interest.

As of September 30, 2024 and 2023, due to related parties was $1,151,957 and $1,985,601, respectively.

Due from related party

During September 2021, the Company approved and issued 50,000,000 shares to Rod Young who became a related party subsequent to this reporting period. The shares were fully expensed during the period.

Stock-Based Compensation

During the years ended September 30, 2024 and 2023, stock-based compensation expense relating to directors, officers, affiliates and related parties was $296,675 (27,000,000 shares) and $291,600 (46,750,000 shares), respectively.

Related Party Acquisition

On July 28, 2024, the Company acquired Ausquartz Group Holdings Pty Ltd, an entity controlled by Mr. Jason May, who is a related party. The acquisition was approved by the Company’s Board of Directors, with any related parties recused from the approval process.

Further details regarding the acquisition are provided in NOTE 11.

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

The net loss for the year ended September 30, 2024 was $2,632,513, however the stock-based compensation of $296,675 is not used in the calculations below.

For the years ended September 30, 2024 and 2023, the local (“United States of America”) and foreign components of loss before income taxes were comprised of the following:

	For the Years Ended
	September 30,
	2024	2023
Tax jurisdiction from:
- Local	$(1,351,865)	$(826,784)
- Foreign	(235,992)	(186,678)
Loss before income taxes	$(1,587,857)	$(1,013,462)

United States of America

Graphene & Solar Technologies Limited is subject to the tax laws of United States of America.

The income tax provision for the years ended September 30, 2024 and 2023, consists of the following:

	For the Years Ended
	September 30,
	2024	2023
Net income (loss)	$(1,351,865)	$(826,784)
Effective tax rate	21%	21%
Income tax expense (benefit)	(283,892)	(173,625)
Less: valuation allowance	283,892	173,625
Income tax expense (benefit)	$—	$—

Net deferred tax assets consist of the following components as of September 30, 2024 and 2023:

	September 30,	September 30,
	2024	2023
Net operating tax carryforwards	$3,810,890	$3,526,998
Valuation allowance	(3,810,890)	(3,526,998)
Net deferred tax asset	$—	$—

On December 22, 2017, the United States enacted the Tax Cuts and Jobs Act (the “Act”) resulting in significant modifications to existing law including lowering the corporate tax rate from 34% to 21%. In addition to applying the new lower corporate tax rate in 2018 and thereafter to any taxable income we may have, the legislation affects the way we can use and carry forward net operating losses previously accumulated and results in a revaluation of deferred tax assets and liabilities recorded on our balance sheet. The Company has completed the accounting for the effects of the Act during the year ended September 30, 2024. Given that current deferred tax assets are offset by a full valuation allowance, these changes will have no impact on the balance sheet.

At September 30, 2024 and 2023, the Company had $4,878,863 and $19,929,277 respectively of the U.S. net operating losses (the “U.S. NOLs”), which begin to expire beginning in 2039. NOLs generated in tax years prior to July 31, 2018, can be carryforward for twenty years, whereas NOLs generated after July 31, 2018 can be carryforward indefinitely.

New Zealand

The Company’s subsidiary operating in New Zealand (“NZ”) are subject to the New Zealand Corporate Income Tax at a standard income tax rate range of 28% on the assessable income arising in New Zealand during its tax year. The reconciliation of income tax rate to the effective income tax rate for the years ended September 30, 2024 and 2023 is as follows:

	For the Years Ended
	September 30,
	2024	2023
Net income (loss)	$(235,992)	$(186,678)
Effective tax rate	28%	28%
Income tax expense (benefit)	(66,078)	(52,270)
Less: valuation allowance	66,078	52,270
Income tax expense (benefit)	$—	$—

Net deferred tax assets consist of the following components as of September 30, 2024 and September 30, 2023:

	September 30,	September 30,
	2024	2023
Net operating tax carryforwards	$1,197,468	$1,131,390
Valuation allowance	(1,197,468)	(1,131,390)
Net deferred tax asset	$—	$—

As of September 30, 2024, the operations in New Zealand incurred $1,065,312 of cumulative net operating losses which can be carried forward to offset future taxable income. The Company has provided for a full valuation allowance against the deferred tax assets of $1,197,468 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

The following table sets forth the significant components of the aggregate deferred tax assets of the Company as of September 30, 2024 and 2023:

	September 30,	September 30,
	2024	2023
Deferred tax assets:
Net operating tax carryforwards:
United States	$3,810,890	$3,526,998
New Zealand	1,197,468	1,131,390
Total	5,008,357	4,658,389
Valuation allowance	(5,008,357)	(4,658,389)
Net deferred tax asset	$—	$—

NOTE 9 – SALE OF US THIN-FILMS CORPORATION

On June 27, 2024, the Company sold its wholly owned subsidiary, US Thin-Films Corporation, to Thin Film Technologies Ltd., a company controlled by Mr. David Halstead, a director of the Company, for a total consideration of $1,000. As Thin Film Technologies Ltd. is a related party, this transaction is classified as a related party transaction under applicable SEC regulations.

At the time of the sale, the subsidiary had a net liability position of $1,645,819, which was deconsolidated from the Company’s balance sheet upon closing.

The disposal resulted in a gain of $1,646,819, calculated as the difference between the net liabilities removed and the $1,000 sale price. In accordance with accounting guidance for capital transactions with related parties, this gain was recorded as an increase to additional paid-in capital on the Company’s consolidated statement of stockholders’ equity.

As a result of the sale, the operations of US Thin-Films Corporation have been reported as discontinued operations for all periods presented in the consolidated statements of operations. The income and expenses of US Thin-Films Corporation have been removed from continuing operations and presented separately as a single line item titled “Loss from discontinued operations” for both the current and prior periods.

As of September 30, 2024, the net loss from discontinued operations totaled $103,308.

NOTE 10 – LEASES

The Company maintains its principal office at 11201 North Tatum Blvd., Suite 300 Phoenix, AZ 85028. The Company moved in November 2023 and its office is in a shared office space provider, at a cost of $278 per month and currently the lease is month-to-month.

Right of use assets represent the right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease right of use assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. The operating lease right of use asset also excludes lease incentives. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

As part of the acquisition of Ausquartz Group Holdings Pty Ltd on July 28, 2024, the Company assumed an existing lease for office and warehouse space located in Melbourne, Australia. The lease commenced on November 1, 2023, with a four-year term and includes annual fixed rent increases of 4%.

The Company evaluated the lease and determined that it should be classified as an operating lease, as none of the criteria for a finance lease were met. As of the lease commencement date, the Company recorded a right-of-use (ROU) asset of $158,933 and a corresponding lease liability of $161,791, representing the present value of future minimum lease payments. The present value was calculated using an incremental borrowing rate of 10%, which reflects the Company’s estimated secured borrowing rate in a comparable economic environment and lease term.

As of September 30, 2024, the balance sheet includes a ROU asset of $160,615 and lease liabilities of $164,245 related to this lease.

The future minimum payments on operating leases for each of the next three years and in the aggregate amount to the following:

In USD
2025	$$46,968
2026	55,338
2027	61,939
Total operating lease liabilities	$$164,245

Rent expense for the years ended September 30, 2024 and 2023 was $32,158 and $20,184, respectively, and is included in “General and Administrative” expenses on the related statements of operations.

Finance Leases

As of September 30, 2024 and September 30, 2023, the Company had no finance leases.

NOTE 11 – ACQUISITION OF AUSQUARTZ GROUP HOLDINGS PTY LTD

On July 28, 2024, the Company entered into a Share Sale and Purchase Agreement with Henosis Limited (“the Seller”), pursuant to which the Company acquired 100% of the issued and outstanding equity interest of Ausquartz Group Holdings Pty Ltd (“Ausquartz”), an Australian-based developer of high purity quartz products used in the optic, solar, and semiconductor industries.

The transaction was completed through the issuance of 100,000,000 shares of the Company’s common stock (the “Consideration Shares”) to the Seller. The fair market value of the shares issued was $710,000, based on a price of $0.0071 per share as of the transaction date. In connection with the transaction, the Company assumed a net liability of $169,503. As a result, the total compensation expense recognized in connection with this transaction was $879,503, which was attributed to the Company’s Chief Executive Officer, Jason May.

Net Liability Acquired is as follows:

Cash & Bank	$29,883
Other Receivable	$98,527
Fixed Assets	$24,199
Total Assets	$281,978
Current Liabilities	$28,182
Other Payables	45,930
Total Current Liabilities	$74,112
Non-current Liabilities	$377,369
Total Liabilities	$451,481
Net Liability Acquired	$169,503

The Seller, Henosis Limited, is an entity associated with Mr. Jason May, making this a related party transaction under SEC rules. Due to the related party nature of the transaction and its classification as a business collaboration, the Company did not record a step-up in basis for the acquired assets and liabilities. The net assets of Ausquartz were recorded at the historical carrying value on the Seller’s books.

The acquisition of Ausquartz aligns with the Company’s long-term strategy to vertically integrate its supply chain for silicon wafer production. High purity quartz is a critical input in the manufacturing of silicon wafers, and global supply of the material is highly constrained. The addition of Ausquartz is expected to enhance the Company’s control over key raw materials necessary for semiconductor and solar-related applications.

Pro forma results for Graphene & Solar Technologies Limited, giving effect to the Ausquartz acquisition

The following pro forma financial information presents the combined results of operations of Ausquartz and the Company for the years ended September 30, 2024 and 2023. The pro forma financial information presents the results as if the acquisition had occurred as of the beginning of fiscal years 2024 and 2023.

Pro forma financial information is present for informational purposes and is not indicative of the results of operations that would have been achieved if the acquisitions had taken place as of the beginning of fiscal year 2024.

	September 30,	September 30,
	2024	2023
Revenue	$—	$—
Operating Expenses	$2,690,006	$1,189,197
Other Income (Expense)	$23,845	$(31,954)
Net Loss from discontinued operations	$(103,308)	$(121,680)
Net loss attributed to non-controlling interest	$185	$—
Net Income (Loss)	(2,769,284)	(1,342,830)
Other Comprehensive Income	$(104,305)	$12,414
Net Comprehensive Loss	$(2,873,589)	$(1,330,416)

NOTE 12 – OTHER RECEIVABLE

As of September 30, 2024, the balance of Other Receivables includes $89,864 related to a research and development (R&D) tax incentive received from the Australian government. This amount represents a refundable tax offset under the Australian R&D Tax Incentive program, based on eligible R&D expenditures incurred during the relevant period.

During the fiscal year, the Company entered into an arrangement with a third-party financing provider that advanced funds to the Company based on the anticipated rebate. Upon receipt of the rebate from the Australian Taxation Office in October 2024, the financing provider deducted its fees and remitted the net proceeds to the Company. The amount recorded in Other Receivables represents the net funds received after the deduction of financing and processing fees.

NOTE 13 – OTHER INCOME

For the year ended September 30, 2024, the Company recognized $56,216 in Other Income related to government subsidies received by Ausquartz, a subsidiary of the Company based in Australia. These subsidies were provided by the Australian government under various support programs intended to assist businesses engaged in advanced manufacturing and innovation.

For the year ended September 30, 2024, the Company recorded $18,891 in rental income, which was classified as Other Income.

NOTE 14 – SUBSEQUENT EVENTS

Subsequent to September 30, 2024, the Company:

Mr. Jason May was granted 5,000,000 shares per annum, per the terms of his consulting agreement. The company issued the shares in the first quarter of the fiscal year 2025.

Mr. Paul Saffron was granted 2,000,000 shares per annum, per the terms of his consulting agreement. The company issued the shares in the first quarter of the fiscal year 2025.

Ms. Kristi Steele was granted 1,000,000 shares per annum, per the terms of her consulting agreement. The company issued the shares in the first quarter of the fiscal year 2025.

Mr. David Hare was granted 1,000,000 shares per annum, per the terms of his consulting agreement. The company issued the shares in the first quarter of the fiscal year 2025.

Mr. Andrew Hamilton was granted 2,000,000 shares per annum, per the terms of his consulting agreement. The company issued the shares in the first quarter of the fiscal year 2025.

Ms. Kristine Woo was granted 2,000,000 shares per annum, per the terms of her consulting agreement. The company issued the shares in the first quarter of the fiscal year 2025.

Mr. Anthony Leigh was granted 1,000,000 shares per annum, per the terms of his consulting agreement. The company issued the shares in the first quarter of the fiscal year 2025.

Mr. Russell Krause was granted 7,500,000 shares, per the terms of his consulting agreement. The company issued the shares in the first quarter of the fiscal year 2025.

Mr. Neil Morris was granted 10,000,000 shares, per the terms of his consulting agreement. The company issued the shares in the first quarter of the fiscal year 2025.

Ms. Kristine Woo was granted 20,000,000 shares, per the terms of her consulting agreement. The company issued the shares in the first quarter of the fiscal year 2025.

On November 20, 2024, the Company entered into a Promissory Loan Note with Parallel40 LLC, in the amount of US$100,000, with a maturity date of November 20, 2026. The loan will accrue interest at the rate of 10% per annum. The Company issued 10,000,000 shares, per the terms of the agreement.

On November 21, 2024, the Company entered into a Promissory Loan Note with Corbin Hare, in the amount of US$100,000, with a maturity date of November 21, 2026. The loan will accrue interest at the rate of 10% per annum. The Company issued 10,000,000 shares, per the terms of the agreement.

On December 2, 2024, the Company entered into a Promissory Loan Note with Pagemark Limited, in the amount of US$42,383, with a maturity date of December 2, 2025. The loan will accrue interest at the rate of 10% per annum. The Company issued 847,660 shares, per the terms of the agreement.

On December 2, 2024, the Company entered into a Promissory Loan Note with Allegro Investments, in the amount of US$55,294, with a maturity date of December 2, 2025. The loan will accrue interest at the rate of 10% per annum. The Company issued 1,105,884 shares, per the terms of the agreement.

On January 21, 2025, the Company entered into a Promissory Loan Note with The Steve Gazis Trust, in the amount of US$100,000, with a maturity date of January 21, 2027. The loan will accrue interest at the rate of 10% per annum. The Company issued 10,000,000 shares, per the terms of the agreement.

On February 26, 2025, the Company entered into a Promissory Loan Note with Constantinos Vastis, in the amount of US$16,665, with a maturity date of February 26, 2027. The loan will accrue interest at the rate of 10% per annum. The Company issued 1,666,500 shares, per the terms of the agreement.

On February 26, 2025, the Company entered into a Promissory Loan Note with Theodoros Pavlou, in the amount of US$3,441, with a maturity date of February 26, 2027. The loan will accrue interest at the rate of 10% per annum. The Company issued 344,128 shares, per the terms of the agreement.

On April 10, 2025, the Company entered into a Promissory Loan Note with Parallel40 LLC, in the amount of US$25,000, with a maturity date of April 10, 2027. The loan will accrue interest at the rate of 10% per annum. The Company issued 2,500,000 shares, per the terms of the agreement.

Mr. David Halstead was granted 10,000,000 shares, per the terms of his consulting agreement. The company issued the shares in the third quarter of the fiscal year 2025.

NexChange, Inc. was granted 12,000,000 shares, per the terms of their consulting agreement. The Company issued the shares in the third quarter of the fiscal year 2025.

Stuart Allen was granted 500,000 shares, per the terms of his consulting agreement. As of this filing date, the shares have been approved but remain unissued.

On June 11, 2025, Mr. Russell Krause entered into a debt-to-equity agreement with the Company. Pursuant to the terms of the agreement, the Company issued 22,000,000 shares in the third quarter of fiscal year 2025.

On June 26, 2025, Pagemark Limited entered into a debt-to-equity agreement with the Company. Pursuant to the terms of the agreement, the Company issued 200,000 shares in the third quarter of fiscal year 2025.

On June 13, 2025, the Company accepted a Share Application for the total price of $10,000 ($0.01/share). The Company issued 1,000,000 shares, per the terms of the application.

Mr. Jason May was issued 500,000 shares for their annual director compensation. The Company issued the shares in the fourth quarter of the fiscal year 2025.

Mr. David Halstead was issued 500,000 shares for their annual director compensation. The Company issued the shares in the fourth quarter of the fiscal year 2025.

Mr. Jeffrey Freedman was issued 500,000 shares for their annual director compensation. The Company issued the shares in the fourth quarter of the fiscal year 2025.

Mr. Andrew Liang was issued 500,000 shares for their annual director compensation. The Company issued the shares in the fourth quarter of the fiscal year 2025.

Mr. Charles Wantrup was issued 500,000 shares for their annual director compensation. The Company issued the shares in the fourth quarter of the fiscal year 2025.

The Company has evaluated events occurring subsequent to September 30, 2024 through to the date these financial statements were issued and has identified no additional events requiring disclosure.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There are no changes in nor disagreements with accountants on accounting and financial disclosure. Effective for May 7, 2020, the firm of M&K CPAS PLLC was engaged to serve as the new principal accountant to audit our financial statements. The decision to retain this accountant for the years ended Sept 30, 2024 and 2023 was approved by our board of directors.

ITEM 9A. CONTROLS AND PROCEDURES.

An evaluation was carried out under the supervision and with the participation of our management, including our Principal Executive and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-K. Disclosure controls and procedures are procedures designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-K, is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and is communicated to our management, including our Principal Executive [and Chief Financial Officer], or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our management concluded that, as of September 30, 2024, our disclosure controls and procedures were not effective.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2024, based on the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013 (“COSO”).

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

Name	Age	Position
Jason May	52	Chief Executive Officer; Director

David A.B. Halstead	78	Chief Financial Officer; Director

Paul Saffron	57	Chief Operations Officer

Andrew Hamilton	50	Chief Operations Officer/Australia

Kristi Steele	46	Chief Sustainability Officer

David Hare	47	Chief Strategy Officer

Andrew Y. Liang	64	Director

Jeffrey Freedman	78	Director

Charles Wantrup	78	Director

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

Mr. May graduated from RMIT University, Melbourne, Australia (1999) with a Bachelor of Engineering, Electrical, Electronics and Communications Engineering.

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

Mr. Halstead was educated at Kings College, Auckland, the son of a former New Zealand Cabinet Minister and diplomat. He is a graduate of the University of Auckland with a Bachelor of Commerce and further qualifications in accounting and taxation.

Paul Saffron.

Mr. Saffron has been a vital member of GSTX Group since late 2023. He brings over 30 years of senior executive and leadership roles across numerous business sectors, including Real Estate, Equities and Risk Management, Natural Resources and Public Utilities. As President and COO of Graphene and Solar Technologies Limited (“GSTX”), Mr. Saffron is accountable for the development and execution of corporate strategy, specific project planning from project engagement to delivery, full operation and or transactional conclusion.

Originally from Australia, Mr. Saffron has truly global experience in property trading, development and raising capital, with substantial work experience in Australia, Asia, the Americas and numerous European nations. His vast experience has been gained in working collaboratively at the C-Suite and senior executive levels of small to large organizations; developing and achieving business specific strategic and portfolio initiatives. The diverse scope of this experience is best exampled in the project that necessitated Mr. Saffron’s relocation from Australia to America in December 1998 to lead the adaption and release of an insurance risk product for initial distribution in the US in advance of developing a licensing strategy and product reconfiguration plan for follow up European market partnerships.

As President of the facilitating company, Mr. Saffron was required to transact and manage relationships at top global risk carriers on 3 continents, one that was proven successful on account an innovative licensing approach that satisfied all the requirements of the lead Reinsurance carrier whilst also delivering a structure universally recognized as a “business in a box” for end users that quickly embraced simplicities that are traditionally absent from the global insurance industry.

In his role as COO of GSTX, Mr. Saffron draws on over 30 years of experience in Consulting, Marketing and Trading, as well as, more than 20 years in international finance, specifically in the arenas of risk management, portfolio management and marketing. He is well versed in all phases of project planning, finance & asset management, with a diverse skill set equally valued in existing or ‘start-up’ companies, he is an invaluable Business Administration asset for any and all new projects taken on by GSTX.

Mr. Saffron graduated from University of Technology, Sydney, Australia (1990) with a BA in Economics.

Andrew Hamilton.

Mr. Hamilton is a result-orientated experienced business development and marketing professional and senior executive with over 20 years’ experience in the finance and resource sectors. This experience incorporates project management, marketing, communications, mining and exploration, logistics, foreign exchange and private banking.

His key areas of expertise include business development, financial management, strong negotiating skills, strategy and planning, team and general management, exploration and tenement management, logistics and shipping, minesite operational support, mining procurement and contracts management.

He has a wide range of general business, marketing and communication skills with strong strategic planning, project management and business development and sales skills. He has the ability to build and maintain professional relationships at board level, senior management, staff and supplier level, with a proactive ‘can-do’ approach and is able to liaise, influence and challenge effectively.

Mr. Hamilton graduated from Swineburne University of Technology, Melbourne, Australia (1999) with a BA in Business and Marketing Economics.

Kristi Steele.

Ms. Steele has worked in the fair-trade sector with anti-trafficking organizations and product development assisting in lower income and impoverished communities to craft and create fair wage and fair work for a more sustainable life.

Understanding the power of education in these communities and the transformative way it changes lives, she works in the higher education sector assisting students all around the world with the college search and admission process to better educate and provide opportunities for students and families globally.

Ms. Steele graduated from Samford University (2000) with a Bachelor of Arts in Congregational Studies and a Master’s Degree in Educational/Instructional Media Design.

David Hare.

Mr. Hare has had an extensive professional background from award-winning photography and tech solutions to impactful business development for anti-trafficking communities in Southeast Asia. He specializes in product development, marketing, tech, innovation, digital course expertise, and not for profit Charity structure, organization, and management.

His experience includes creating organizational structures for small businesses, product management and marketing. Digital product solutions, digital course, products, and marketing and digital strategies within the nonprofit and for-profit sector. David product development work and goals include business and sustainable environmental solutions for clients and organizations.

Mr. Hare graduated from The University of Auckland (2019) with a Master of Arts in Public Policy Analysis.

Andrew Y. Liang.

Dr. Andrew Liang, PhD. is an established academic with a B.Sc. in Mechanical Engineering from China and a Ph.D. in Agricultural Engineering from the University of Newcastle Upon Tyne. He studied for his MBA at Monash University. He lectured in Soil Mechanics at the China Agricultural University and Politics and at the University of Newcastle Upon Tyne.

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

Jeffrey Freedman.

Mr. Freedman has a professional history spanning over 35 years, predominantly in the Energy and Oilfield services industries and has held various executive level and finance positions and Board Directorships in companies in these sectors. These have included Financial Executive and Capital Markets Consultant at EcoStim Energy Solutions, Inc.; CEO and CFO at Petro River Oil Corp f/k/a Gravis Oil Corporation; Executive Vice President, Corporate Development and Board Member at Allis-Chalmers Energy, Inc.; Managing Director, Oilfield Service and Equipment at Prudential Securities and Managing Director, Oilfield Service and Equipment at Smith Barney.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table summarizes the compensation received by our principal executive and financial officers during the two years ended September 30, 2024.

Name and Principal Position	Fiscal Year	Salary (1)	Other Compensation (2)	Total

Jason May	2024	—	—	—
Director	2023	—	—	—
Chief Executive Officer

David Halstead	2024	—	—	—
Director	2023	—	—	—
Financial and Accounting Officer

Paul Saffron	2024	—	—	—
Chief Operations Officer	2023	—	—	—

Andrew Hamilton	2024	—	—	—
Chief Operations Officer/Australia	2023	—	—	—

Kristi Steele	2024	—	—	—
Chief Sustainability Officer	2023	—	—	—

David Hare	2024	—	—	—
Chief Strategy Officer	2023	—	—	—

Andrew Y. Liang	2024	—	—	—
Director	2023

Jeffrey Freedman	2024	—	—	—
Director	2023	—	—	—

Charles Wantrup	2024	—	—	—
Director	2023	—	—	—

(1)	The dollar value of base salary (cash and non-cash) earned.
(2)	All other compensation received that could not be properly reported in any other column of the table.

 Long-Term Incentive Plans. We do not provide our officers or employees with pension, stock appreciation rights, long-term incentive or other plans.

Employee Pension, Profit Sharing or other Retirement Plans. We do not have a defined benefit, pension plan, profit sharing or other retirement plan, although we may adopt one or more of such plans in the future.

Compensation of Directors During Years Ended September 30, 2024 and 2023. During the year ended September 30, 2024, our directors received an annual compensation of 500,000 shares. During the year ended September 30, 2023, we did not compensate our directors for acting as such.

Compensation Committee Interlocks and Insider Participation. During the years ended September 30, 2024 and 2023, none of our officers was also a member of the compensation committee or a director of another entity, which other entity had one of its executive officers serving as one of our directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table shows the beneficial ownership of our common stock, as of September 30, 2024 (564,001,521 shares issued and outstanding) by (i) each person whom the company knows beneficially owns more than 5% of the outstanding shares of the common stock, (ii) each of the officers, (iii) each of the directors, and (iv) all the officers and directors as a group.

Unless otherwise indicated, each owner has sole voting and investment powers over his shares of common stock. Unless otherwise indicated, beneficial ownership is determined in accordance with the Rule 13d-3 promulgated under the Securities and Exchange Act of 1934, as amended, and includes voting or investment power with respect to shares beneficially owned.

	Number of Shares
	Beneficially		Percentage
Name and Address of Beneficial Owner (1)	Owned		of Class
Henosis Limited	114,005,500	(2b)	20.2%
Auckland 1010 New Zealand

Phoenix Global Holdings Limited	108,681,762	(2a)	19.3%
Mangawhai, 0505 New Zealand

EKH International Co. Limited	50,000,000		8.9%
Kowloon, SAR Hong Kong

Pegasus Resources Limited	3,500,000	(2a)	0.6%
Mangawhai, 0505 New Zealand

MANJI Family Trust	1,000,000	(2b)	0.2%
Melbourne, Victoria 3000 Australia

NZ Macro Limited	9,000,000	(3)	1.6%
Mangawhai, 0505 New Zealand

Pagemark Limited	2,000,000	(3)	0.4%
Mangawhai, 0505 New Zealand

Sativus Investments LLC	7,000,000	(4)	1.2%
Phoenix, Arizona 85022 USA

New Technologies Cluster Limited	500,000	(5)	0.1%
Sandringham, Auckland 1041 New Zealand

Paul Krok Limited	6,500,000	(5)	1.2%
Mangawhai, Mangawhai 0505 New Zealand

The Liang Family Trust	16,009,970	(6)	2.8%
St. Kilda West, Victoria 3182 Australia

Haminerals Pty Ltd	5,000,000	(7)	0.9%
Melbourne, Victoria 3101 Australia

Parallel40 LLC	5,000,000	(8)	0.9%
Wilmington, Delaware 19803 USA

Jason May	227,187,262	(2a and 2b)	40.3%
Melbourne, Victoria 3000 Australia

David A.B. Halstead	11,000,000	(3)	2.0%
Mangawhai, 0505 New Zealand

Paul Saffron	7,000,000	(4)	1.2%
Phoenix, Arizona 85028 USA

Andrew Hamilton	5,000,000	(7)	0.9%
Melbourne, Victoria 3101 Australia

Kristi Steele	2,500,000	(8)	0.5%
Wilmington, Delaware 19803 USA

David Hare	2,500,000	(8)	0.5%
Wilmington, Delaware 19803 USA

Andrew Liang	16,009,970	(6)	2.8%
St. Kilda West, Victoria 3182 Australia

Jeffrey Freedman	1,600,000		0.3%
Delray Beach, Florida 33446 USA

Charles Wantrup	7,000,000	(5)	1.3%
Sandringham, Auckland 1041 New Zealand

All officers and directors as a group (9 persons)	279,797,232		49.6%

_______________

(1)	Neither our officers and directors, nor any company they directly or indirectly control, have entered into any arrangements, agreements (including derivative agreements), or contracts that give or will give anyone else an interest in the company. The directors/officers have not used their shares in the company to secure a loan.
(2a)	Roger May may be deemed to be the beneficial owner of the shares held on record by Phoenix Global Holdings Limited and Pegasus Resources Limited as a result of him being the sole shareholder of this entity which is the trustee of Phoenix Global Holdings Limited. Jason May is the inheritor of these shares, as the beneficiary of Roger May’s estate.
(2b)	Jason May may be deemed to be the beneficial owner of the shares held of record by Henosis Limited and MANJI Family Trust as a result of his being the sole Director of the entity.
(3)	David Halstead may be deemed to be the beneficial owner of the shares held of record by NZ Macro Limited and Pagemark Limited as a result of his being the sole Director of the entities.
(4)	Paul Saffron may be deemed to be the beneficial owner of the shares held of record by Sativus Investments LLC as a result of his being the sole Director of the entity.
(5)	Charles Wantrup may be deemed to be the beneficial owner of the shares held of record by New Technologies Cluster Limited and Paul Krok Limited as a result of his being the sole Director of the entities.
(6)	Andrew Liang may be deemed to be the beneficial owner of the shares held of record by The Liang Family Trust as a result of his being the sole Director of the entity.
(7)	Andrew Hamilton may be deemed to be the beneficial owner of the shares held of record by Haminerals Pty Ltd as a result of his being the sole Director of the entity.
(8)	Kristi Steele and David Hare may be deemed to be the beneficial owners of the shares held of record by Parallel40 LLC as a result of his being sole Directors of the entity.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

(a) None.

(b) The company considers Messrs. May, Halstead, Liang, Freedman, and Wantrup to be independent directors, as such term is defined by the NASDAQ Rules or Rule 10A-3 of the Exchange Act.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

M&K CPAS PLLC of Houston was engaged to audit our financial statements for the year ended September 30, 2024. The following table shows the fees billed to us for the period presented by M&K CPAS PLLC.

	Year Ended	Year Ended
	September 30, 2024	September 30, 2023

Audit Fees	$47,500	$36,500
Audit-Related Fees	$—	$—
Tax Fees	$—	$—

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 15th day of July 2025.

By:	/s/ JASON MAY
Jason May, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jason May	CEO & Director	July 15, 2025
Jason May

/s/ David A.B. Halstead	CFO & Director	July 15, 2025
David A.B. Halstead

/s/ Andrew Liang	Director	July 15, 2025
Andrew Liang

/s/ Jeffrey Freedman	Director	July 15, 2025
Jeffrey Freedman

/s/ Charles Wantrup	Director	July 15, 2025
Charles Wantrup