Form 10-Q
period 2024-12-31
Graphene & Solar Technologies Ltd
filed 2025-10-20
CIK 1497649

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2024

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

As of October 18, 2025, the registrant had 718,194,059 outstanding shares of common stock.

GRAPHENE & SOLAR TECHNOLOGIES LIMITED

FORM 10-Q

GRAPHENE & SOLAR TECHNOLOGIES LIMITED

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 31,	September 30,
	2024	2024
Assets
Current Assets:
Cash	$103,019	$1,845
Prepaid expenses	10,693	11,923
Total Current Assets	113,712	13,768
Other Assets:
Furniture and equipment, net of depreciation $79,059 and $88,063	23,474	26,262
Other Receivable	7,363	89,864
Other Assets	164,532	16,204
Right of Use Asset	133,622	160,615
Total Assets	$442,703	$306,713

Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable and other payable	$1,236,041	$1,295,394
Accrued interest payable	224,209	222,679
Due to related party	1,505,965	852,743
Lease Liability	43,740	46,968
Notes payable – $60,000 in default, at 12/31/24 and 09/30/24	297,602	324,928
Notes payable – related party	93,605	97,395
Convertible notes, net of discount $44,772 and $0	157,104	101,876
Convertible notes payable – related party, net of discount $45,760 and $4,083	151,917	84,426
Total Current Liabilities	3,710,183	3,026,409

Lease Liability	93,424	117,277

Total Liabilities	$3,803,607	$3,143,686

Stockholders’ Deficit
Preferred stock: 10,000,000 shares authorized; $0.00001 par value; no shares issued and outstanding	—	—
Common stock: 800,000,000 shares authorized; $0.00001 par value; 643,233,431 and 569,779,887 shares issued and outstanding	6,433	5,698
Additional paid-in capital	69,185,319	68,769,472
Stock Receivable	(795,000)	(795,000)
Accumulated deficit	(72,058,142)	(71,015,630)
Accumulated other comprehensive income	300,776	198,672
Non-Controlling Interest	(290)	(185)
Total Stockholders’ Deficit	(3,360,904)	(2,836,973)

Total Liabilities and Stockholders’ Deficit	$442,703	$306,713

The accompanying notes are an integral part of these consolidated financial statements.

GRAPHENE & SOLAR TECHNOLOGIES LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ending December 31,
	2024	2023

Revenue	$—	$—

Operating Expenses:
Professional fees	945,655	292,736
General and administration	20,109	24,226
Total operating expenses	965,764	316,962

Loss from operations	(965,764)	(316,962)

Other Income (Expense):
Other Income/(Expense)	(57,256)	8,040
Interest expense	(19,597)	(10,029)
Total Other Income (Expense)	(76,853)	(1,989)

Net Income (Loss) from continuing operations	$(1,042,617)	$(318,951)

Net Loss from discontinued operations	—	(50,185)

Net Income (Loss)	$(1,042,617)	$(369,136)

Net Loss attributed to non-controlling interest	105	—

Net Loss attributed to Graphene & Solar Technologies Ltd.	$(1,042,512)	$(369,136)

Other Comprehensive Income	102,104	(109,130)

Net Comprehensive Loss	$(940,408)	$(478,266)

Net Loss available to common shareholders	$(940,408)	$(478,266)

Basic and diluted loss per common share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding
Basic and diluted	611,906,548	421,773,914

The accompanying notes are an integral part of these consolidated financial statements.

GRAPHENE & SOLAR TECHNOLOGIES LIMITED

 AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

(Unaudited)

Three Months Ended December 31, 2024 and 2023

	Common Stock		Additional	Stock	Non- Controlling	Accumulated	Accumulated Comprehensive	Stockholders’
	Shares	Amount	Paid-in	Receivable	Interest	Deficit	Income	Deficit
Balance September 30, 2024	569,779,887	5,698	68,769,472	(795,000)	(185)	(71,015,630)	198,672	(2,836,973)

Stock-based compensation	53,453,544	535	321,311	—	—	—	—	321,846
Debt Discount on Notes Payable	20,000,000	200	94,536	—	—	—	—	94,736
Foreign currency translation adjustment	—	—	—	—	—	—	102,104	102,104
Other comprehensive income, net of tax	—	—	—	—	(105)	(1,042,512)	—	(1,042,617)
Balance December 31, 2024	643,233,431	6,433	69,185,319	(795,000)	(290)	(72,058,142)	300,776	(3,360,904)

	Common Stock		Additional	Stock	Stock	Accumulated	Accumulated Comprehensive	Stockholders’
	Shares	Amount	Paid-in	Receivable	Payable	Deficit	Income	Deficit
Balance September 30, 2023	421,292,610	4,219	63,883,853	(795,000)	—	(68,375,078)	302,977	(4,979,029)

Stock-based compensation	—	—	—	—	44,400	—	—	44,400
Debt Discount on Notes Payable	600,000	6	11,577	—	7,096	—	—	18,679
Foreign currency translation adjustment	—	—	—	—	—	—	(109,130)	(109,130)
Other comprehensive income, net of tax	—	—	—	—	—	(369,136)	—	(369,136
Balance December 31, 2023	421,892,610	4,225	63,895,430	(795,000)	51,496	(68,744,214)	193,847	(5,394,216)

The accompanying notes are an integral part of these consolidated financial statements.

GRAPHENE & SOLAR TECHNOLOGIES LIMITED

 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

For the Three-Month Period Ended December 31, 2024 and 2023

(Unaudited)

	2024	2023
Cash flows from operating activities
Net Income (loss)	$(1,042,617)	(369,136)
Adjustments to reconcile net income/(loss) to net cash from operating activities:
Stock-based compensation	321,846	44,400
Depreciation expense	84	84
Amortization of discount	8,287	2,573
Changes in operating assets and liabilities:
Accounts payable	20,705	86,256
Accrued interest payable	11,310	7,456
Other receivables	77,093	4,015
Other assets	(150,000)	—
Right of use assets	10,961	—
Lease liabilities	(10,661)	—
Due to related parties	653,437	197,000
Net cash used in operating activities	(99,555)	(27,352)

Cash flows from investing activities	—	—

Cash flows from financing activities
Due to Affiliates	(584)	250
Issuance of convertible note	100,000	—
Issuance of convertible note – related party	100,000	50,000
Net cash from financing activities	199,416	50,250
Effect of currency translations to cash flow	1,313	(198)
Net change in cash and cash equivalents	101,174	22,700
Beginning of Period	1,845	1,094
End of Period	$103,019	$23,794

Supplemental cash flow information	2024	2023
Interest paid	$—	$—
Taxes	$—	$—
Non-cash investing and financing activities:
Issuance of Common Stock as Debt Discount	94,736	18,679
Capitalization of Interest	9,168	—

The accompanying notes are an integral part of these consolidated financial statements.

GRAPHENE & SOLAR TECHNOLOGIES LIMITED

 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION

These consolidated financial statements of Graphene & Solar Technologies Limited (GSTX or the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). In the opinion of management, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. Certain information, accounting policies and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to Securities and Exchange Commission (SEC) rules and regulations. These financial statements should be read along with Graphene & Solar’s audited financial statements as of September 30, 2024.

Going Concern – The Company has incurred cumulative net losses since inception of $72,058,142, as of December 31, 2024. Accordingly, it requires capital to fund working capital deficits and for future operating activities to take place. The Company’s ability to raise new funds through the future issuances of debt or common stock is unknown. The obtainment of additional financing, the successful development of a plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability of the Company to continue its operations is dependent on management’s plans, which include the raising of capital through debt and/or equity markets, with some additional funding from other traditional financing sources, including term notes, until such time that funds provided by operations are sufficient to fund working capital requirements. The Company may need to incur additional liabilities with certain related parties to sustain the Company’s existence. There can be no assurance that the Company will be able to raise any additional capital and therefore raise doubt about the Company’s ability to continue as a going concern.

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

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the accounting and disclosure rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). A summary of the significant accounting policies applied in the preparation of the accompanying financial statements can be found in the Company’s Annual Report in form 10-K for the year ended September 30, 2024.

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

Cash and Cash Equivalents - Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments. As of December 31, 2024 and September 30, 2024, the Company had $103,019 and $1,845 in cash, respectively and no cash equivalents.

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

During the quarter ended December 31, 2024, the Company issued 51,500,000 shares of the Company’s common stock to members of the Board of Directors, employees, and consultants.

During the quarter ended December 31, 2023, the Company did not issue any shares of the Company’s common stock to members of the Board of Directors, employees, and consultants.

Total stock-based compensation expense was $321,650 and $44,400 for the quarters ended December 31, 2024 and 2023, respectively.

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

Other comprehensive income loss was $102,104 and $109,130 for the quarters ended December 31, 2024 and 2023, respectively.

Accumulated other comprehensive income loss was $300,776 and $198,672 for the quarters ended December 31, 2024 and 2023, respectively.

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

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment as of December 31, 2024 and September 30, 2024 are summarized as follows:

	December 31,	September 30,
	2024	2024
Laboratory and factory equipment	$75,082	$76,609
Computers	—	4,094
Furniture and fixtures	27,451	33,623
	102,533	114,326
Less accumulated depreciation	(79,059)	(88,064)
Net property and equipment	$23,474	$26,262

Depreciation expense for the quarter ended December 31, 2024 and the year-end September 30, 2024 were $84 and $338, respectively.

NOTE 4 – OTHER ASSETS

Other assets consist of the following:

	December 31,	September 30,
	2024	2024
Security deposit – rental bond (Melbourne, Australia)	$14,532	$16,204
Deferred offering costs	150,000	—
Total other assets	$164,532	$16,204

The security deposit represents a rental bond paid in connection with the Company’s commercial lease agreement in Melbourne, Australia. The deposit is refundable at the conclusion of the lease, subject to the terms of the lease agreement.

Deferred offering costs consist of legal, accounting, and other professional fees incurred in connection with anticipated capital raising transactions. As of December 31, 2024, no offering had been completed. These costs have been capitalized in accordance with ASC 340-10 and will be offset against the proceeds of such offerings, if and when they occur.

NOTE 5 – NOTES PAYABLE

The Company’s indebtedness as of December 31, 2024 and September 30, 2024 were as follows:

Description	December 31, 2024	September 30, 2024
Notes payable – $60,000 in default, at 12/31/24 and 09/30/24	$297,602	$324,928
Notes payable – related party	93,605	97,395
Convertible notes, net of discount $44,772 and $0	$157,104	$101,876
Convertible notes payable – related party, net of discount $45,760 and $4,083	$151,917	84,426

Convertible Notes Payable

On June 29, 2012, the Company issued convertible secured notes payable totaling $8,254,500 to a group of private investors. The notes matured on June 30, 2015. The notes, with interest at 15%, were convertible at the discretion of the holders, into common shares of the Company at the rate of $3.31 per share. Unable to make the required interest payment on March 31, 2014, the notes became due on demand. Effective June 17, 2014, with the noteholder approval, the assets securing the convertible notes were sold with the net proceeds of approximately $5,200,000 being distributed to the noteholders. Noteholders were to receive payment for the remaining balance due on the notes in the form of an exchange for the common stock of the Company at the rate of $3.31 per share. As of December 31, 2024, noteholders representing $70,747 in outstanding principal had not requested the exchange of shares of common stock. As of December 31, 2024 and 2023, the exchange obligation payable was $192,826 and $182,184, including accrued interest of $122,078 and $111,437, respectively. As of December 31, 2024 and 2023, the exchange obligation was for 58,256 shares and 55,040 shares of common stock, respectively.

On February 1, 2016, the Company issued convertible secured note payable of $30,000 to an individual. The note was due on January 31, 2017 and included interest at 10%. The note was convertible at discretion of the holder into common shares of the Company at the rate of $0.50 per share. The Company has not extended the maturity date and the note is in default. As of December 31, 2024 and 2023, the total convertible note payable balance was $56,762 and $53,753, including accrued interest of $26,762 and $23,753, respectively. As of December 31, 2024 and 2023, the exchange obligation was for 113,524 shares and 107,506 shares of common stock, respectively.

On November 21, 2024, the Company issued a convertible secured note payable of $100,000 to an individual. The note matures on November 21, 2026, and includes interest at 10%. The note is convertible at discretion of the holder into common shares of the Company at the rate of $0.25 per share. As of December 31, 2024 and 2023, the total convertible note payable balance is $100,849 and $0, including accrued interest of $849 and $0, respectively. As of December 31, 2024 and 2023, the exchange obligation is for 403,396 shares and 0 shares of common stock, respectively. In return for providing the loan, the Company authorized and issued 10,000,000 shares of common stock to the lender. The Company recorded an initial debt discount of $47,368 upon the issuance of the notes, with subsequent amortization of debt discount totaling $2,596.

Convertible Notes Payable – Related Party

During the quarter ended December 31, 2023, the Company entered into an agreement to issue convertible notes payable with an accredited investor. Notably, there exists a professional relationship between the Company and the investor, facilitated by a mutual director serving on the boards of both entities. These notes carry an aggregate principal balance of $50,000 and accrue interest at a rate of 10% per annum. The notes matured in October 2024 and December 2024. Additionally, the notes offer the option for conversion into common shares of the Company at the discretion of the holder, with a conversion rate of $0.10 per share. As of December 30, 2024, the total balance of promissory notes payable stood at $55,719, inclusive of accrued interest totaling $5,719. Moreover, the exchange obligation associated with these notes amounted to 557,190 shares of common stock. In return for providing the loan, the Company authorized and issued 1,000,000 shares of common stock to the lender. The Company recorded an initial debt discount of $18,679 upon the issuance of the notes, with subsequent amortization of debt discount totaling $18,679. During the quarter ended December 31, 2024, the Company amended the note to extend the maturity date from October 2024 and December 2024 to December 2025. Additionally, the noteholder agreed to capitalize $5,294 of accrued interest into the principal balance of the note. As consideration for the extension, the Company issued 1,105,884 shares of common stock to the lender, valued at approximately $111, which was recorded as an expense during the period. All other terms of the note remain unchanged.

During the quarter ended March 31, 2024, the Company entered into an agreement to issue a convertible note payable with a director serving on the board. The note carries an aggregate principal balance of $27,828 and accrues interest at a rate of 10% per annum. The note matures in March 2025. Additionally, the note offers the option for conversion into common shares of the Company at the discretion of the holder, with a conversion rate of $0.10 per share. As of December 31, 2024, the total balance of promissory notes payable stood at $31,397, inclusive of accrued interest totaling $3,569. Moreover, the exchange obligation associated with these notes amounted to 313,970 shares of common stock. In return for providing the loan, the Company authorized and issued 750,000 shares of common stock to the lender. The Company recorded an initial debt discount of $2,493 upon the issuance of the notes, with subsequent amortization of debt discount totaling $1,938. During the quarter ended December 31, 2024, the Company amended the note to extend the maturity date from March 2025 to December 2025. Additionally, the noteholder agreed to capitalize $3,333 of accrued interest into the principal balance of the note. As consideration for the extension, the Company issued 623,220 shares of common stock to the lender, valued at approximately $62, which was recorded as an expense during the period. All other terms of the note remain unchanged.

During the quarter ended June 30, 2024, the Company entered into an agreement to issue a convertible note payable with a director serving on the board. The note carries an aggregate principal balance of $10,681 and accrues interest at a rate of 10% per annum. The note matures in June 2025. Additionally, the note offers the option for conversion into common shares of the Company at the discretion of the holder, with a conversion rate of $0.10 per share. As of December 31, 2024, the total balance of promissory notes payable stood at $11,390, inclusive of accrued interest totaling $709. Moreover, the exchange obligation associated with these notes amounted to 113,900 shares of common stock. In return for providing the loan, the Company authorized and issued 350,000 shares of common stock to the lender. The Company recorded an initial debt discount of $4,204 upon the issuance of the notes, with subsequent amortization of debt discount totaling $619. During the quarter ended December 31, 2024, the Company amended the note to extend the maturity date from June 2025 to December 2025. Additionally, the noteholder agreed to capitalize $541 of accrued interest into the principal balance of the note. As consideration for the extension, the Company issued 224,440 shares of common stock to the lender, valued at approximately $22, which was recorded as an expense during the period. All other terms of the note remain unchanged.

During the quarter ended December 31, 2024, the Company entered into an agreement to issue a convertible note payable with two officers of the Company. The note carries an aggregate principal balance of $100,000 and accrues interest at a rate of 10% per annum. The note matures in November 2026. Additionally, the note offers the option for conversion into common shares of the Company at the discretion of the holder, with a conversion rate of $0.25 per share. As of December 31, 2024, the total balance of promissory notes payable stood at $100,849, inclusive of accrued interest totaling $849. Moreover, the exchange obligation associated with these notes amounted to 403,396 shares of common stock. In return for providing the loan, the Company authorized and issued 10,000,000 shares of common stock to the lender. The Company recorded an initial debt discount of $47,368 upon the issuance of the notes, with subsequent amortization of debt discount totaling $2,660.

Notes Payable and Other Loans

During 2015 and 2016, the Company executed promissory notes payable with six individuals with an aggregate principal balance of $60,000. The notes were due on demand and included interest at 10%. As of December 31, 2024 and 2023, the total promissory notes payable balance was $116,238 and $110,222, including accrued interest of $56,238 and $50,222, respectively. On January 15, 2019, the holder of a note with a principal balance of $10,000 made demand for payment. To date, the note has not been paid.

On September 11, 2023, Ausquartz Sands Pty Ltd entered into a Loan Agreement with GVB GmbH for $160,925, with a fixed annual interest rate of 2.15% and a maturity date of August 31, 2025. This liability was assumed by the Company following its acquisition of Ausquartz Group Holdings Pty Ltd on July 28, 2024. As of December 31, 2024 and 2023, the total notes payable balance was $159,893 and $156,542, including interest of $4,468 and $1,117, respectively.

During the year ended September 30, 2020 the former Company Chairman, FJ Garafalo, loaned the company $3,500. The loan is a demand note on zero interest.

Related Party Loans

On February 28, 2023, the Company entered into a Promissory Loan Note with MI Labs Pty Ltd, in the amount of US$50,000 (of which $46,043 was received by the company as of December 31, 2024) with a maturity date of February 28, 2024. The loan will accrue interest at the rate 10% per annum.

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

During the year ended September 30, 2020, a Company Director loaned the Company $5,623. The loan is a demand note at zero interest.

NOTE 6 – RELATED PARTY

MI Labs Pty Ltd, a management company controlled by Mr. Jason May, the Company’s Chief Executive Officer and a Company Director, provides management services to the Company for which the Company is charged $25,000 monthly. During the three months ended December 31, 2024, the Company incurred charges to operations of $75,000 with respect to this arrangement.

CSA Liang Pty Ltd, a management company controlled by Mr. Andrew Liang, a Company Director, provided corporate advisor services to the Company for which the Company was charged $5,000 monthly. During the three months ended December 31, 2024, the Company incurred charges to operations of $15,000 with respect to this arrangement.

Sativus Investments, a management company controlled by Mr. Paul Saffron, the Company’s Chief Operations Officer, provides management services to the Company for which the Company is charged $20,000 monthly. During the three months ended December 31, 2024, the Company incurred charges to operations of $60,000 with respect to this arrangement.

Parallel40 LLC, a management company controlled by Ms. Kristi Steele and Mr. David Hare, the Company’s Chief Sustainability Officers, provides management services to the Company for which the Company was charged $30,000 monthly. During the three months ended December 31, 2024, the Company incurred charges to operations of $90,000 with respect to this arrangement.

Russell Krause, the Chief Executive Officer for Ausquartz Group Holdings Pty Ltd, provides management services to the Company for which the Company was charged $25,000 monthly. During the three months ended December 31, 2024, the Company incurred charges to operations of $75,000 with respect to this arrangement.

Haminerals Pty Ltd, a management company controlled by Mr. Andrew Hamilton, the Company’s Chief Operations Officer (Australia), provides management services to the Company for which the Company was charged $20,000 monthly. During the three months ended December 31, 2024, the Company incurred charges to operations of $60,000 with respect to this arrangement.

Neil Morris, the Chief Executive Officer for Wafer Manufacturing Corporation, provides management services to the Company for which the Company was charged $45,833 monthly. During the three months ended December 31, 2024, the Company incurred charges to operations of $137,499 with respect to this arrangement.

Allegro Investments Limited entered into a convertible note agreement with the Company. The Company and Allegro Investments Limited share a professional relationship wherein a director serves on the boards of both entities – see NOTE 3.

STR Ventures is considered a related party of the Company due to its ownership of more than 5% of the Company’s outstanding stock. As of the quarter ended December 31, 2024, the Company owed STR Ventures $196,000 in accrued consulting fees. These fees relate to ongoing consulting services provided by STR Ventures under the terms of an existing consulting agreement.

During the quarters ended December 31, 2024 and 2023, stock-based compensation expense relating to directors, officers, affiliates and related parties was $314,550 (50,500,000 shares) and $44,400 (6,000,000 shares), respectively.

NOTE 7 – STOCKHOLDERS’ EQUITY

73,453,544 common shares were issued during the quarter ended December 31, 2024. The Company has a total of 5,778,367 shares that remain approved, reserved and outstanding and not yet issued by the Transfer Agent at December 31, 2024.

Pursuant to the terms of a consulting agreement, the Company issued 5,000,000 shares of common stock to Mr. Jason May as compensation for services rendered during the fiscal year ending September 30, 2025. The shares were valued at a fair value of $35,500 on the grant date, based on the closing market price of $0.0071 per share.

Pursuant to the terms of a consulting agreement, the Company issued 2,000,000 shares of common stock to Mr. Paul Saffron as compensation for services rendered during the fiscal year ending September 30, 2025. The shares were valued at a fair value of $14,200 on the grant date, based on the closing market price of $0.0071 per share.

Pursuant to the terms of a consulting agreement, the Company issued 1,000,000 shares of common stock to Ms. Kristi Steele as compensation for services rendered during the fiscal year ending September 30, 2025. The shares were valued at a fair value of $7,100 on the grant date, based on the closing market price of $0.0071 per share.

Pursuant to the terms of a consulting agreement, the Company issued 1,000,000 shares of common stock to Mr. David Hare as compensation for services rendered during the fiscal year ending September 30, 2025. The shares were valued at a fair value of $7,100 on the grant date, based on the closing market price of $0.0071 per share.

Pursuant to the terms of a consulting agreement, the Company issued 2,000,000 shares of common stock to Mr. Andrew Hamilton as compensation for services rendered during the fiscal year ending September 30, 2025. The shares were valued at a fair value of $14,200 on the grant date, based on the closing market price of $0.0071 per share.

Pursuant to the terms of a consulting agreement, the Company issued 10,000,000 shares of common stock to Mr. Neil Morris as compensation for services rendered during the fiscal year ending September 30, 2025. The shares were valued at a fair value of $71,000 on the grant date, based on the closing market price of $0.0071 per share.

Pursuant to the terms of a consulting agreement, the Company issued a total of 22,000,000 shares of common stock to Ms. Kristine Woo as compensation for services rendered during the fiscal year ending September 30, 2025. The shares were valued at a fair value of $124,200 on the grant dates, based on the closing market prices of $0.0071 and $0.0055 per share, respectively.

Pursuant to the terms of a consulting agreement, the Company issued 1,000,000 shares of common stock to Mr. Anthony Leigh as compensation for services rendered during the fiscal year ending September 30, 2025. The shares were valued at a fair value of $7,100 on the grant date, based on the closing market price of $0.0071 per share.

Pursuant to the terms of a consulting agreement, the Company issued 7,500,000 shares of common stock to Mr. Russell Krause as compensation for services rendered during the fiscal year ending September 30, 2025. The shares were valued at a fair value of $41,250 on the grant date, based on the closing market price of $0.0055 per share.

On November 20, 2024, the Company entered into a convertible loan agreement with an investor. Pursuant to the terms of the agreement, the Company issued 10,000,000 shares of common stock to the noteholder. The shares were valued at a fair value of $90,000, based on the market price of $0.0090 per share on the date of issuance.

On November 21, 2024, the Company entered into a convertible loan agreement with an investor. Pursuant to the terms of the agreement, the Company issued 10,000,000 shares of common stock to the noteholder. The shares were valued at a fair value of $90,000, based on the market price of $0.0090 per share on the date of issuance.

On December 2, 2024, the Company entered into a convertible loan agreement with an investor. Pursuant to the terms of the agreement, the Company issued 1,105,884 shares of common stock to the noteholder. The shares were valued at a fair value of $111, based on the market price of $0.0001 per share on the date of issuance.

On December 2, 2024, the Company entered into a convertible loan agreement with an investor. Pursuant to the terms of the agreement, the Company issued 847,660 shares of common stock to the noteholder. The shares were valued at a fair value of $85, based on the market price of $0.0001 per share on the date of issuance.

Non-Controlling Interest

Wafer Manufacturing Corporation (“WMC”) is a consolidated joint venture in which the Company holds a 75% ownership interest. The remaining 25% is owned by a non-controlling interest. As a majority owner, the Company consolidates WMC’s financial results in its consolidated financial statements.

For the quarter ended December 31, 2024, the Company recorded a gain of $105 attributable to the non-controlling interest in WMC, representing the portion of WMC’s net loss allocable to the minority ownership.

NOTE 8 – LEASES

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

As of December 31, 2024, the balance sheet includes a ROU asset of $133,622 and lease liabilities of $43,740 related to this lease.

The future minimum payments on operating leases for each of the next three years and in the aggregate amount to the following:

In USD
2025	$$46,968
2026	55,338
2027	61,939
Total operating lease liabilities	$$164,245

Rent expense for the quarter ended December 31, 2024 and 2023 was $7,031 and $6,300, respectively, and is included in “General and Administrative” expenses on the related statements of operations.

Finance Leases

As of December 31, 2024 and December 31, 2023, the Company had no finance leases.

NOTE 9 – OTHER RECEIVABLE

As of September 30, 2024, the balance of Other Receivables included $89,864 related to a research and development (R&D) tax incentive received from the Australian government. This amount represents a refundable tax offset under the Australian R&D Tax Incentive program, based on eligible R&D expenditures incurred during the relevant period.

During the 2024 fiscal year, the Company entered into an arrangement with a third-party financing provider that advanced funds to the Company based on the anticipated rebate. Upon receipt of the rebate from the Australian Taxation Office in October 2024, the financing provider deducted its fees and remitted the net proceeds to the Company. During the three months ended December 31, 2024, the Company collected $21,705. The remainder was written off to expenses.

NOTE 10 – SUBSEQUENT EVENTS

On January 21, 2025, the Company entered into a convertible loan agreement. Pursuant to the terms of the agreement, the Company issued 10,000,000 shares to the noteholder in the second quarter of the fiscal year 2025.

On February 26, 2025, the Company entered into a convertible loan agreement. Pursuant to the terms of the agreement, the Company issued 1,666,500 shares to the noteholder in the second quarter of the fiscal year 2025.

On February 26, 2025, the Company entered into a convertible loan agreement. Pursuant to the terms of the agreement, the Company issued 344,128 shares to the noteholder in the second quarter of the fiscal year 2025.

Pursuant to the terms of their consulting agreement, Mr. David Halstead was granted and issued 10,000,000 shares. The Company issued the shares in the third quarter of the fiscal year 2025.

Pursuant to the terms of their consulting agreement, NexChange, Inc. was granted and issued 12,000,000 shares. The Company issued the shares in the third quarter of the fiscal year 2025.

On April 10, 2025, the Company entered into a convertible loan agreement. Pursuant to the terms of the agreement, the Company issued 2,500,000 shares to the noteholder in the third quarter of the fiscal year 2025.

On June 11, 2025, Mr. Russell Krause entered into a debt-to-equity agreement with the Company. Pursuant to the terms of the agreement, the Company issued 22,000,000 shares in the third quarter of fiscal year 2025.

On June 13, 2025, the Company accepted a Share Application for the total price of $10,000 ($0.01/share). Pursuant to the terms of the application, the Company issued 1,000,000 shares in the third quarter of fiscal year 2025.

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

Brookside Communications was granted 250,000 shares per annum, per the terms of their consulting agreement. Pursuant to the terms of the agreement, the Company issued 250,000 shares in the fourth quarter of fiscal year 2025.

Pursuant to the terms of their consulting agreement, Ilgar Isayev was granted and issued 250,000 shares. The Company issued the shares in the fourth quarter of the fiscal year 2025.

Pursuant to the terms of their consulting agreement, Omnicom OCC was granted and issued 250,000 shares. The Company issued the shares in the fourth quarter of the fiscal year 2025.

Pursuant to the terms of their consulting agreement, Rocha and Associates was granted and issued 1,000,000 shares. The Company issued the shares in the fourth quarter of the fiscal year 2025.

On August 11, 2025, the Company entered into a convertible loan agreement. Pursuant to the terms of the agreement, the Company issued 5,000,000 shares to the noteholder in the fourth quarter of the fiscal year 2025.

On August 13, 2025, Arran Boote entered into a debt-to-equity agreement with the Company. Pursuant to the terms of the agreement, the Company issued 500,000 shares in the fourth quarter of the fiscal year 2025.

Mr. Anthony Leigh was issued 5,000,000 shares awarded as a performance bonus. The Company issued the shares in the fourth quarter of the fiscal year 2025.

STR Ventures was issued 500,000 shares awarded as a performance bonus. The Company issued the shares in the fourth quarter of the fiscal year 2025.

On July 1, 2025, Mr. Russell Krause entered into a debt-to-equity agreement with the Company. Pursuant to the terms of the agreement, the Company is to issue 8,000,000 shares. As of this filing date, the shares have not been issued.

Pursuant to the terms of their consulting agreement, Mr. Stuart Allen was granted 500,000 shares. As of this filing date, the shares have been approved but remain unissued.

The Company has evaluated events occurring subsequent to December 31, 2024 through to the date these financial statements were issued and has identified no additional events requiring disclosure.

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

FORWARD LOOKING STATEMENTS

The information contained in this Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve risks and uncertainties, including among other things, statements regarding our capital needs, business strategy and expectations. Any statement which does not contain a historical fact may be deemed to be a forward-looking statement. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology. In evaluating forward looking statements, you should consider various factors outlined in our Form 10-K report for the year ended September 30, 2024, filed with the U.S. Securities Exchange Commission (“SEC”) and, from time to time, in other reports we file with the SEC. These factors may cause our actual results to differ materially from any forward-looking statement. We disclaim any obligation to publicly update these statements or disclose any difference between our actual results and those reflected in these statements.

Overview

GSTX is focused on manufacturing silicon wafers for supply into the solar manufacturing sector. Silicon wafers are the core material used for making solar cells. The solar panel supply chain can be depicted as follows:

Quartz -> silicon -> polysilicon -> silicon ingots -> silicon wafers -> solar cells -> solar modules (panels)

The GSTX strategy is to take advantage of the geopolitical, environmental and supply chain challenges the world faces at present. GSTX is focused on reshoring solar manufacturing from China for domestic manufacturing, and sales into domestic markets. GSTX is also developing projects in the upstream supply chain to maintain its own supply chain security for its silicon wafer manufacturing. This includes quartz, silicon and polysilicon. The year end September 30, 2024, was marked by significant progress in project development activities. The company has restructured its operations. Previous business of thin films and water harvesting have been paused. The company has established a wholly owned subsidiary, The Quartz & Silicon Materials Company Limited to develop its solar manufacturing related projects. Early planning for several projects is underway, including:

·	Acquisition of quartz resources in Australia. Development of several prospective resources in Brail, USA, Canada and Europe.
·	A completed acquisition of Ausquartz Group Holding Pty Ltd, a company associated with CEO Jason May, specializing in high purity quartz processing.
·	A 10GW wafer facility in the USA,
·	A 10GW wafer facility in Australia,
·	A 60,000 metric ton chemical grade silicon smelter in New Zealand
·	A 30,000 metric ton solar grade polysilicon plant in New Zealand

The US Inflation Reduction Act under the Biden era administration had strong financial support for a wide range of renewable businesses, including solar manufacturing. With the change of administration, the Trump era, significantly changed the policies and support for renewables as part of the One Big Beautiful Bill Act. This was signed into law on July 4, 2025. The US presidential election and the first 6 months of Trump’s presidency caused a significant amount of uncertainty in the solar manufacturing sector. This did affect the operations of GSTX, but thankfully with the passing of the One Big Beautiful Bill there is now positive certainty regarding solar manufacturing incentives. In particular the section 45 manufacturing production credit framework has survived amendment and is a positive outcome for US solar manufacturing, and the GSTX business strategy.

Liquidity and Capital Resources

We expect to require substantial additional financing to fund the construction and commissioning of our planned manufacturing facilities. We intend to pursue a combination of equity financing, debt financing, government incentives, and customer offtake arrangements. There can be no assurance that such financing will be available on acceptable terms or at all.

Supply Chain and Development Activities

During fiscal 2024, the Company has been in advanced discussion with several large incumbent manufacturers to reshore manufacturing of silicon ingots, wafers and cells to the US and Australia. QSM is structured to take advantage of the US One Big Beautiful Bill Act and the Australian “Made in Australia” programs to reshore critical solar manufacturing. Producing wafers locally (Made in America/Made in Australia) is key to being able to claim government incentives (production credits). QSM is a low technology risk enterprise, no new inventions, just manufacturing.

Outlook

For fiscal year 2025, the Company expects to continue project development activities, including establishing manufacturing joint ventures, detailed engineering, permitting, offtake sales and financing. We expect to continue to incur operating losses and negative operating cash flows until commercial operations commence. The timing of revenue generation is dependent on the successful completion of project financing and construction of the Company’s planned manufacturing facilities.

 Results of Operations

For the fiscal quarters ended December 31, 2024 and December 31, 2023 we generated no revenues, and thus no cost of sales or gross profits.

For the fiscal quarters ended December 31, 2024 and December 31, 2023, we incurred $965,764 and $316,962, respectively, in operating expenses.

For the fiscal quarter ended December 31, 2024 we recorded interest expense of $19,597, while in the fiscal quarter ended December 31, 2023 we incurred expenses of $10,029. Both items are represented by accrued interest on debt. Other income/(expense) of $57,256 was incurred in the fiscal quarter, December 31, 2024 and a gain of $8,040 in fiscal quarter, December 31, 2023.

For the fiscal quarter ended December 31, 2024, we reported net loss of $940,408, while in the fiscal quarter ended December 31, 2023, we reported a net loss before taxes of $478,266.

For the periods ended December 31, 2024 and September 30, 2024, our cash positions were $103,019 and $1,845, respectively.

As of December 31, 2024, we had total current liabilities of $3,710,183 while as of September 30, 2024, we had total current liabilities of $3,026,409, an increase of about 18%. Accrued interest payable increased from $222,679 to $224,209. Related party debt increased from $852,743 to $1,505,965 during the period.

Liquidity and Capital Resources

As of December 31, 2024, we had $113,712 in current assets and $3,710,183 in current liabilities. Accordingly, we had a working capital deficit of $3,596,471.

Operating activities used $99,555 for the quarter ended December 31, 2024, as compared to $27,352 for the quarter ended December 31, 2023.

Net cash provided by financing activities was $199,416 for the quarter ended December 31, 2024, as compared to $50,250 for the quarter ended December 31, 2023.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements.

Critical Accounting Policies and Estimates

For a discussion of our accounting policies and related items, please see the Notes to the Financial Statements, included in Item 1.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

As of the end of the period covered by this report, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2024 due to the material weaknesses in internal control over financial reporting described below.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Management conducted an assessment of the effectiveness of our internal control over financial reporting as of September 30, 2024 based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management concluded that our internal control over financial reporting was not effective as of September 30, 2024 due to the existence of the material weaknesses identified below:

  Inadequate segregation of duties in the financial reporting process;
  Lack of sufficient personnel with appropriate accounting expertise;
  Ineffective controls over the review of journal entries and account reconciliations;
  Insufficient controls over the completeness and accuracy of disclosures.

These material weaknesses could result in a material misstatement of our financial statements or disclosures that may not be prevented or detected on a timely basis.

Disclosure of Fraud

In connection with the certifications required under Rules 15d-14(a) and 15d-14(b) of the Exchange Act, our Chief Executive Officer and Chief Financial Officer have disclosed to our auditors, the audit committee of our board of directors, and in this report, any fraud, whether or not material, that involves management or other employees who have a significant role in the Company’s internal control over financial reporting. As of the date of this filing, management is not aware of any such instances of fraud that occurred during the fiscal year ended September 30, 2024.

Remediation Efforts

We are in the process of designing and implementing measures to remediate the material weaknesses described above. These measures include, but are not limited to:

  Hiring additional accounting personnel with relevant expertise;
  Implementing enhanced review procedures and formalized documentation controls;
  Establishing more robust segregation of duties within the finance and accounting functions;
  Providing additional training and resources to employees involved in financial reporting.

Management is committed to remediating the identified material weaknesses as quickly and effectively as possible. We will continue to assess the effectiveness of our internal control over financial reporting and will disclose any changes in future filings.

Changes in Internal Control over Financial Reporting

Other than the remediation efforts described above, there were no changes in our internal control over financial reporting that occurred during the first quarter of our fiscal year ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

GRAPHENE & SOLAR TECHNOLOGIES LIMITED

Date: October 20, 2025	By:	/s/ Jason May
Chief Executive Officer and Director