Form 10-Q
period 2025-03-31
Graphene & Solar Technologies Ltd
filed 2025-10-20
CIK 1497649

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2025

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

GRAPHENE & SOLAR TECHNOLOGIES LIMITED

FORM 10-Q

GRAPHENE & SOLAR TECHNOLOGIES LIMITED

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	September 30,
	2025	2024
Assets
Current Assets:
Cash	$53,154	$1,845
Prepaid expenses	10,802	11,923
Total Current Assets	63,956	13,768
Other Assets:
Furniture and equipment, net of depreciation $79,941 and $88,064	23,631	26,262
Other Receivable	7,320	89,864
Other Assets	189,680	16,204
Right of Use Asset	124,186	160,615
Total Assets	$408,773	$306,713

Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable and other payable	$1,297,736	$1,295,394
Accrued interest payable	241,507	222,679
Due to related party	1,918,818	852,743
Lease Liability	45,857	46,968
Notes payable – $60,000 in default, at 03/31/25 and 09/30/24	300,010	324,928
Notes payable – related party	93,639	97,395
Convertible notes payable, $100,747 in default	181,080	101,876
Convertible notes payable – related party, net of discount $39,090 and $4,083	197,677	84,426
Total Current Liabilities	4,276,324	3,026,409

Lease Liability	82,195	117,277
Total Liabilities	$4,358,519	$3,143,686

Stockholders’ Deficit
Preferred stock: 10,000,000 shares authorized; $0.00001 par value; no shares issued and outstanding	—	—
Common stock: 800,000,000 shares authorized; $0.00001 par value; 655,244,059 and 569,779,887 shares issued and outstanding	6,554	5,698
Additional paid-in capital	69,254,488	68,769,472
Stock Receivable	(795,000)	(795,000)
Accumulated deficit	(72,703,324)	(71,015,630)
Accumulated other comprehensive income	288,120	198,672
Non-Controlling Interest	(584)	(185)
Total Stockholders’ Deficit	(3,949,746)	(2,836,973)
Total Liabilities and Stockholders’ Deficit	$408,773	$306,713

The accompanying notes are an integral part of these consolidated financial statements.

GRAPHENE & SOLAR TECHNOLOGIES LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ending March 31,		Six Months Ending March 31,
	2025	2024	2025	2024

Revenue	$—	$—	$—	$—

Operating Expenses:
Professional Services	548,565	324,917	1,494,220	617,653
General and administrative	62,726	12,718	82,835	36,944
Total operating expenses	611,291	337,635	1,577,055	654,597

Loss from operations	(611,291)	(337,635)	(1,577,055)	(654,597)

Other Income (Expense):
Other income (expense)	1,142	5,800	(56,114)	13,840
Interest expense	(35,327)	(12,695)	(54,924)	(22,724)
Total Other Income (Expense)	(34,185)	(6,895)	(111,038)	(8,884)

Net Income (Loss) from continuing operations	$(645,476)	$(344,530)	$(1,688,093)	$(663,481)

Net Loss from discontinued operations	—	(31,796)	—	(81,981)

Net Income (Loss)	$(645,476)	$(376,326)	$(1,688,093)	$(745,462)

Net Loss attributed to non-controlling interest	$294	$—	$399	$—

Net Loss attributed to Graphene & Solar Technologies Ltd.	$(645,182)	$(376,326)	$(1,687,694)	$(745,462)

Other Comprehensive Income	$(12,656)	$87,987	$89,448	$(21,143)

Net Comprehensive Loss	$(657,838)	$(288,339)	$(1,598,246)	$(766,605)

Net Loss available to common shareholders	$(657,838)	$(288,339)	$(1,598,246)	$(766,605)

Income (Loss) per share:
Basic and diluted	$(0.00)	$(0.00)	(0.00)	$(0.00)
Weighted average shares outstanding	647,389,204	422,939,605	631,553,637	422,879,932

The accompanying notes are an integral part of these consolidated financial statements.

GRAPHENE & SOLAR TECHNOLOGIES LIMITED

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

(Unaudited)

Three and Six Months Ended March 31, 2025 and 2024

	Common Stock		Additional	Stock	Non-Controlling	Accumulated	Accumulated Comprehensive	Stockholders’
	Shares	Amount	Paid-in	Receivable	Interest	Deficit	Income	Deficit
Balance September 30, 2024	569,779,887	5,698	68,769,472	(795,000)	(185)	(71,015,630)	198,672	(2,836,973)

Stock-based compensation	53,453,544	535	321,311	—	—	—	—	321,846
Debt Discount on Notes Payable	20,000,000	200	94,536	—	—	—	—	94,736
Foreign currency translation adjustment	—	—	—	—	—	—	102,104	102,104
Other comprehensive income, net of tax	—	—	—	—	(105)	(1,042,512)	—	(1,042,617)
Balance December 31, 2024	643,233,431	6,433	69,185,319	(795,000)	(290)	(72,208,142)	300,776	(3,360,904)

	Common Stock		Additional	Stock	Non-Controlling	Accumulated	Accumulated Comprehensive	Stockholders’
	Shares	Amount	Paid-in	Receivable	Interest	Deficit	Income	Deficit
Balance December 31, 2024	643,233,431	6,433	69,185,319	(795,000)	(290)	(72,208,142)	300,776	(3,360,904)

Debt Discount on Notes Payable	12,010,628	121	69,169	—	—	—	—	69,290
Foreign currency translation adjustment	—	—	—	—	—	—	(12,656)	(12,656)
Other comprehensive income, net of tax	—	—	—	—	(294)	(645,182)	—	(645,476)
Balance March 31, 2025	655,244,059	6,554	69,254,488	(795,000)	(584)	(72,703,324)	288,120	(3,949,746)

	Common Stock		Additional	Stock	Stock	Accumulated	Accumulated Comprehensive	Stockholders’
	Shares	Amount	Paid-in	Receivable	Payable	Deficit	Income	Deficit
Balance September 30, 2023	421,292,610	4,219	63,883,853	(795,000)	—	(68,375,078)	302,977	(4,979,029)

Stock-based compensation	—	—	—	—	44,400	—	—	44,400
Debt Discount on Notes Payable	600,000	6	11,577	—	7,096	—	—	18,679
Foreign currency translation adjustment	—	—	—	—	—	—	(109,130)	(109,130)
Other comprehensive income, net of tax	—	—	—	—	—	(369,136)	—	(369,136)
Balance December 31, 2023	421,892,610	4,225	63,895,430	(795,000)	51,496	(68,744,214)	193,847	(5,394,216)

Shares issued for cash	500,000	5	4,995	—	—	—	—	5,000
Stock-based compensation	2,000,000	20	51,980	—	—	—	—	52,000
Debt Discount on Notes Payable	750,000	8	2,485	—	—	—	—	2,493
Foreign currency translation adjustment	—	—	—	—	—	—	87,987	87,987
Other comprehensive income, net of tax	—	—	—	—	—	(376,326)	—	(376,326)
Balance March 31, 2024	425,142,610	4,258	63,954,890	(795,000)	51,496	(69,120,540)	281,834	(5,623,062)

The accompanying notes are an integral part of these consolidated financial statements.

GRAPHENE & SOLAR TECHNOLOGIES LIMITED

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

For the Six-Month Period Ended March 31, 2025 and 2024

(Unaudited)

	2025	2024
Cash flows from operating activities
Net Income (loss)	$(1,688,093)	$(745,462)
Adjustments to reconcile net income/(loss) to net cash from operating activities:
Stock-based compensation	321,846	96,400
Depreciation expense	164	167
Amortization of discount	27,207	7,277
Changes in operating assets and liabilities:
Accounts payable	74,676	181,316
Accrued interest payable	30,233	15,447
Other assets	(175,000)	—
Other receivables	75,665	4,015
Right of use assets	21,748	—
Lease liabilities	(21,160)	—
Due to related parties	1,066,271	377,000
Net cash used in operating activities	(266,443)	(63,840)

Cash flows from investing activities	—	—

Cash flows from financing activities
Proceeds from issuance of common stock	—	5,000
Due to Affiliates	(823)	—
Issuance of convertible note	220,106	—
Issuance of convertible note – related party	100,000	59,658
Net cash from financing activities	319,283	64,658

Effect of currency translations to cash flow	(1,531)	(392)
Net change in cash and cash equivalents	51,309	426
Beginning of period	1,845	1,094
End of period	$53,154	$1,520

Supplemental cash flow information	Quarter ended March 31,
	2024	2023
Interest paid	$—	$—
Taxes	$—	$—
Noncash investing and financing activities:
Capitalization of Interest	$9,168	$—
Issuance of Common Stock as Debt Discount	164,026	21,172

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

Going Concern – The Company has incurred cumulative net losses since inception of $72,703,324 at March 31, 2025. Accordingly, it requires capital to fund working capital deficits and for future operating activities to take place. The Company’s ability to raise new funds through the future issuances of debt or common stock is unknown. The obtainment of additional financing, the successful development of a plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability of the Company to continue its operations is dependent on management’s plans, which include the raising of capital through debt and/or equity markets, with some additional funding from other traditional financing sources, including term notes, until such time that funds provided by operations are sufficient to fund working capital requirements. The Company may need to incur additional liabilities with certain related parties to sustain the Company’s existence. There can be no assurance that the Company will be able to raise any additional capital and therefore raise doubt about the Company’s ability to continue as a going concern.

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

Cash and Cash Equivalents – Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments. As of March 31, 2025 and 2024, the Company had $53,154 and $1,520 in cash, respectively, and no cash equivalents.

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

During the period ended March 31, 2025, the Company issued 85,464,172 shares of the Company’s common stock.

Total stock-based compensation expense was $321,650 for the six-months ended March 31, 2025.

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

Other comprehensive income loss was $12,656 and $87,987 for the quarters ended March 31, 2025 and 2024, respectively.

Accumulated other comprehensive income loss was $288,120 and $281,834 for the quarters ended March 31, 2025 and 2024, respectively.

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

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment as of March 31, 2025 and September 30, 2024 are summarized as follows:

	March 31,	September 30,
	2025	2024
Laboratory and factory equipment	$75,843	$76,609
Computers	—	4,094
Furniture and fixtures	27,729	33,623
	103,572	114,326
Less accumulated depreciation	(79,941)	(88,064)
Net property and equipment	$23,631	$26,262

Depreciation expense for the quarter ended March 31, 2025 and the year-end September 30, 2024 were $164 and $338, respectively.

NOTE 4 – OTHER ASSETS

Other assets consist of the following:

	March 31,	September 30,
	2025	2024
Security deposit – rental bond (Melbourne, Australia)	$14,680	$16,204
Deferred offering costs	175,000	—
Total other assets	$189,680	$16,204

The security deposit represents a rental bond paid in connection with the Company’s commercial lease agreement in Melbourne, Australia. The deposit is refundable at the conclusion of the lease, subject to the terms of the lease agreement.

Deferred offering costs consist of legal, accounting, and other professional fees incurred in connection with anticipated capital raising transactions. As of March 31, 2025, no offering had been completed. These costs have been capitalized in accordance with ASC 340-10 and will be offset against the proceeds of such offerings, if and when they occur

NOTE 5 – NOTES PAYABLE

The Company’s indebtedness as of March 31, 2025 and September 30, 2024 were as follows:

Description	March 31, 2024	September 30, 2024
Notes payable – $60,000 in default, at 03/31/25 and 09/30/24	$300,010	$324,928
Notes payable – related party	93,639	97,395
Convertible notes payable, $100,747 in default	$181,080	$101,876
Convertible notes payable – related party, net of discount $39,090 and $4,083	$197,677	$84,426

Convertible Notes Payable

On June 29, 2012, the Company issued convertible secured notes payable totaling $8,254,500 to a group of private investors. The notes matured on June 30, 2015. The notes, with interest at 15%, were convertible at the discretion of the holders, into common shares of the Company at the rate of $3.31 per share. Unable to make the required interest payment on March 31, 2014, the notes became due on demand. Effective June 17, 2014, with the noteholder approval, the assets securing the convertible notes were sold with the net proceeds of approximately $5,200,000 being distributed to the noteholders. Noteholders were to receive payment for the remaining balance due on the notes in the form of an exchange for the common stock of the Company at the rate of $3.31 per share. As of March 31, 2025, noteholders representing $70,747 in outstanding principal had not requested the exchange of shares of common stock. As of March 31, 2025 and 2024, the exchange obligation payable was $195,442 and $184,830, including accrued interest of $124,695 and $114,083, respectively. As of March 31, 2025 and 2024, the exchange obligation was for 59,046 shares and 55,840 shares of common stock, respectively.

On February 1, 2016, the Company issued convertible secured note payable of $30,000 to an individual. The note was due on January 31, 2017 and included interest at 10%. The note was convertible at discretion of the holder into common shares of the Company at the rate of $0.50 per shares. The Company has not extended the maturity date and the note is in default. As of March 31, 2025 and September 30, 2024, the total convertible note payable balance was $57,501 and $56,005, including accrued interest of $27,501 and $26,005 respectively. As of March 31, 2025 and September 30, 2024, the exchange obligation was for 115,002 shares and 112,010 shares of common stock, respectively.

On November 21, 2024, the Company issued a convertible secured note payable of $100,000 to an individual. The note matures on November 21, 2026, and includes interest at 10%. The note is convertible at discretion of the holder into common shares of the Company at the rate of $0.25 per share. As of March 31, 2025 and September 30, 2024, the total convertible note payable balance is $103,315 and $0, including accrued interest of $3,315 and $0, respectively. As of March 31, 2025 and September 30, 2024, the exchange obligation is for 413,260 shares and 0 shares of common stock, respectively. In return for providing the loan, the Company authorized and issued 10,000,000 shares of common stock to the lender. The Company recorded an initial debt discount of $47,368 upon the issuance of the notes, with subsequent amortization of debt discount totaling $8,435.

On January 21, 2025, the Company issued a convertible secured note payable of $100,000 to an individual. The note matures on January 21, 2027, and includes interest at 10%. The note is convertible at discretion of the holder into common shares of the Company at the rate of $0.25 per share. As of March 31, 2025 and September 30, 2024, the total convertible note payable balance is $102,466 and $0, including accrued interest of $2,466 and $0, respectively. As of March 31, 2025 and September 30, 2024, the exchange obligation is for 409,864 shares and 0 shares of common stock, respectively. In return for providing the loan, the Company authorized and issued 10,000,000 shares of common stock to the lender. The Company recorded an initial debt discount of $47,368 upon the issuance of the notes, with subsequent amortization of debt discount totaling $6,292.

On February 26, 2025, the Company issued a convertible secured note payable of $16,665 to an individual. The note matures on February 26, 2027, and includes interest at 10%. The note is convertible at discretion of the holder into common shares of the Company at the rate of $0.25 per share. As of March 31, 2025 and September 30, 2024, the total convertible note payable balance is $16,934 and $0, including accrued interest of $269 and $0, respectively. As of March 31, 2025 and September 30, 2024, the exchange obligation is for 67,736 shares and 0 shares of common stock, respectively. In return for providing the loan, the Company authorized and issued 1,666,500 shares of common stock to the lender. The Company recorded an initial debt discount of $2,174 upon the issuance of the notes, with subsequent amortization of debt discount totaling $98.

On February 26, 2025, the Company issued a convertible secured note payable of $3,441 to an individual. The note matures on February 26, 2027, and includes interest at 10%. The note is convertible at discretion of the holder into common shares of the Company at the rate of $0.25 per share. As of March 31, 2025 and September 30, 2024, the total convertible note payable balance is $3,497 and $0, including accrued interest of $56 and $0, respectively. As of March 31, 2025 and September 30, 2024, the exchange obligation is for 13,988 shares and 0 shares of common stock, respectively. In return for providing the loan, the Company authorized and issued 344,128 shares of common stock to the lender. The Company recorded an initial debt discount of $449 upon the issuance of the notes, with subsequent amortization of debt discount totaling $20.

Convertible Notes Payable – Related Party

During the quarter ended December 31, 2023, the Company entered into an agreement to issue convertible notes payable with an accredited investor. Notably, there exists a professional relationship between the Company and the investor, facilitated by a mutual director serving on the boards of both entities. These notes carry an aggregate principal balance of $50,000 and accrue interest at a rate of 10% per annum. The notes matured in October 2024 and December 2024. Additionally, the notes offer the option for conversion into common shares of the Company at the discretion of the holder, with a conversion rate of $0.10 per share. As of March 31, 2025, the total balance of promissory notes payable stood at $56,952, inclusive of accrued interest totaling $6,952. Moreover, the exchange obligation associated with these notes amounted to 569,520 shares of common stock. In return for providing the loan, the Company authorized and issued 1,000,000 shares of common stock to the lender. The Company recorded an initial debt discount of $18,679 upon the issuance of the notes, with subsequent amortization of debt discount totaling $18,679. During the quarter ended December 31, 2024, the Company amended the note to extend the maturity date from October 2024 and December 2024 to December 2025. Additionally, the noteholder agreed to capitalize $5,294 of accrued interest into the principal balance of the note. As consideration for the extension, the Company issued 1,105,884 shares of common stock to the lender, valued at approximately $111, which was recorded as an expense during the period. All other terms of the note remain unchanged.

During the quarter ended March 31, 2024, the Company entered into an agreement to issue a convertible note payable with a director serving on the board. The note carries an aggregate principal balance of $27,828 and accrues interest at a rate of 10% per annum. The note matures in March 2025. Additionally, the note offers the option for conversion into common shares of the Company at the discretion of the holder, with a conversion rate of $0.10 per share. As of March 31, 2025, the total balance of promissory notes payable stood at $32,083, inclusive of accrued interest totaling $4,255. Moreover, the exchange obligation associated with these notes amounted to 320,830 shares of common stock. In return for providing the loan, the Company authorized and issued 750,000 shares of common stock to the lender. The Company recorded an initial debt discount of $2,493 upon the issuance of the notes, with subsequent amortization of debt discount totaling $2,493. During the quarter ended December 31, 2024, the Company amended the note to extend the maturity date from March 2025 to December 2025. Additionally, the noteholder agreed to capitalize $3,333 of accrued interest into the principal balance of the note. As consideration for the extension, the Company issued 623,220 shares of common stock to the lender, valued at approximately $62, which was recorded as an expense during the period. All other terms of the note remain unchanged.

During the quarter ended June 30, 2024, the Company entered into an agreement to issue a convertible note payable with a director serving on the board. The note carries an aggregate principal balance of $10,681 and accrues interest at a rate of 10% per annum. The note matures in June 2025. Additionally, the note offers the option for conversion into common shares of the Company at the discretion of the holder, with a conversion rate of $0.10 per share. As of March 31, 2025, the total balance of promissory notes payable stood at $11,653, inclusive of accrued interest totaling $972. Moreover, the exchange obligation associated with these notes amounted to 116,530 shares of common stock. In return for providing the loan, the Company authorized and issued 350,000 shares of common stock to the lender. The Company recorded an initial debt discount of $1,116 upon the issuance of the notes, with subsequent amortization of debt discount totaling $1,116. During the quarter ended December 31, 2024, the Company amended the note to extend the maturity date from June 2025 to December 2025. Additionally, the noteholder agreed to capitalize $541 of accrued interest into the principal balance of the note. As consideration for the extension, the Company issued 224,440 shares of common stock to the lender, valued at approximately $22, which was recorded as an expense during the period. All other terms of the note remain unchanged.

During the quarter ended December 31, 2024, the Company entered into an agreement to issue a convertible note payable with two officers of the Company. The note carries an aggregate principal balance of $100,000 and accrues interest at a rate of 10% per annum. The note matures in November 2026. Additionally, the note offers the option for conversion into common shares of the Company at the discretion of the holder, with a conversion rate of $0.25 per share. As of March 31, 2025, the total balance of promissory notes payable stood at $103,315, inclusive of accrued interest totaling $3,315. Moreover, the exchange obligation associated with these notes amounted to 413,260 shares of common stock. In return for providing the loan, the Company authorized and issued 10,000,000 shares of common stock to the lender. The Company recorded an initial debt discount of $47,368 upon the issuance of the notes, with subsequent amortization of debt discount totaling $8,500.

Notes Payable and Other Loans

During 2015 and 2016, the Company executed promissory notes payable with six individuals with an aggregate principal balance of $60,000. The notes were due on demand and included interest at 10%. As of March 31, 2025 and September 30, 2024, the total promissory notes payable balance was $117,718 and $114,726 including accrued interest of $57,718 and $54,726, respectively. On January 15, 2019, the holder of a note with a principal balance of $10,000 made demand for payment. To date, the note has not been paid.

On September 11, 2023, Ausquartz Sands Pty Ltd entered into a Loan Agreement with GVB GmbH for $160,925, with a fixed annual interest rate of 2.15% and a maturity date of August 31, 2025. This liability was assumed by the Company following its acquisition of Ausquartz Group Holdings Pty Ltd on July 28, 2024. As of March 31, 2025 and 2024, the total notes payable balance was $162,346 and $158,970, including interest of $5,346 and $1,970, respectively.

During the year ended September 30, 2020 the former Company Chairman, FJ Garafalo, loaned the company $3,500. The loan is a demand note on zero interest.

Related Party Loans

On February 28, 2023, the Company entered into a Promissory Loan Note with MI Labs Pty Ltd, in the amount of US$50,000 (of which $46,043 was received by the company as of March 31, 2025) with a maturity date of February 28, 2024. The loan will accrue interest at the rate 10% per annum.

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

During the year ended September 30, 2020, a Company Director loaned the Company $5,781. The loan is a demand note at zero interest.

NOTE 6 – RELATED PARTY

MI Labs Pty Ltd, a management company controlled by Mr. Jason May, the Company’s Chief Executive Officer and a Company Director, provides management services to the Company for which the Company is charged $25,000 monthly. During the three months ended March 31, 2025, the Company incurred charges to operations of $75,000 with respect to this arrangement.

Sativus Investments, a management company controlled by Mr. Paul Saffron, the Company’s Chief Operations Officer, provides management services to the Company for which the Company is charged $20,000 monthly. During the three months ended March 31, 2025, the Company incurred charges to operations of $60,000 with respect to this arrangement.

Parallel40 LLC, a management company controlled by Ms. Kristi Steele and Mr. David Hare, the Company’s Chief Sustainability Officers, provides management services to the Company for which the Company was charged $30,000 monthly. During the three months ended March 31, 2025, the Company incurred charges to operations of $90,000 with respect to this arrangement.

Russell Krause, the Chief Executive Officer for Ausquartz Group Holdings Pty Ltd, provides management services to the Company for which the Company was charged $25,000 monthly. During the three months ended March 31, 2025, the Company incurred charges to operations of $75,000 with respect to this arrangement.

Haminerals Pty Ltd, a management company controlled by Mr. Andrew Hamilton, the Company’s Chief Operations Officer (Australia), provides management services to the Company for which the Company was charged $20,000 monthly. During the three months ended March 31, 2025, the Company incurred charges to operations of $60,000 with respect to this arrangement.

Parallel40 LLC, a management company controlled by Ms. Kristi Steele, a Company Officer, and Mr. David Hare, a Company Officer, entered into a convertible note agreement with the Company – see NOTE 3.

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

STR Ventures is considered a related party of the Company due to its ownership of more than 5% of the Company’s outstanding stock. As of the period ended March 31, 2025, the Company owed STR Ventures $244,000 in accrued consulting fees. These fees relate to ongoing consulting services provided by STR Ventures under the terms of an existing consulting agreement.

During the quarters ended March 31, 2025 and 2024, stock-based compensation expense relating to directors, officers, affiliates and related parties was $0 (no shares) and $52,000 (2,000,000 shares), respectively.

NOTE 7 – STOCKHOLDERS’ EQUITY

85,464,172 new common shares were issued during the six- month period ending March 31, 2025. The Company has a total of 5,778,367 shares that remain approved, reserved and outstanding and not yet issued by the Transfer Agent at March 31, 2024.

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

On January 21, 2025, the Company entered into a convertible loan agreement with an investor. Pursuant to the terms of the agreement, the Company issued 10,000,000 shares of common stock to the noteholder. The shares were valued at a fair value of $200,000, based on the market price of $0.0015 per share on the date of issuance.

On February 26, 2025, the Company entered into a convertible loan agreement with an investor. Pursuant to the terms of the agreement, the Company issued 1,666,500 shares of common stock to the noteholder. The shares were valued at a fair value of $2,500 based on the market price of $0.0015 per share on the date of issuance.

On February 26, 2025, the Company entered into a convertible loan agreement with an investor. Pursuant to the terms of the agreement, the Company issued 344,128 shares of common stock to the noteholder. The shares were valued at a fair value of $516 based on the market price of $0.0015 per share on the date of issuance.

Non-Controlling Interest

Wafer Manufacturing Corporation (“WMC”) is a consolidated joint venture in which the Company holds a 75% ownership interest. The remaining 25% is owned by a non-controlling interest. As a majority owner, the Company consolidates WMC’s financial results in its consolidated financial statements.

For the quarter ended March 31, 2025, the Company recorded a gain of $294 attributable to the non-controlling interest in WMC, representing the portion of WMC’s net loss allocable to the minority ownership.

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

As of March 31, 2025, the balance sheet includes a ROU asset of $124,186 and lease liabilities of $82,195 related to this lease.

The future minimum payments on operating leases for each of the next three years and in the aggregate amount to the following:

In USD
2025	$$46,968
2026	55,338
2027	61,939
Total operating lease liabilities	$$164,245

Rent expense for the period ended March 31, 2025 and 2023 was $54,610 and $11,453, respectively, and is included in “General and Administrative” expenses on the related statements of operations.

Finance Leases

As of March 31, 2025 and March 31, 2024, the Company had no finance leases.

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

The Company has evaluated events occurring subsequent to March 31, 2025 through to the date these financial statements were issued and has identified no additional events requiring disclosure.

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

Results of Operations

For the fiscal quarters ended March 31, 2025 and 2024, we generated no revenues, and thus no cost of sales or gross profits.

For the fiscal quarter ended March 31, 2025 and 2024, we incurred $611,291 and $337,635 respectively in operating expenses.

For the fiscal quarter ended March 31, 2025 we recorded interest expense of $35,327, while in the fiscal quarter ended March 31, 2024 we incurred expenses of $12,695. Both items are represented by accrued interest on debt. Other income/(expense) of $34,185 was incurred in the fiscal quarter, March 31, 2025 and a loss of $6,895 in fiscal quarter, March 31, 2024.

For the six months ended March 31, 2025, we reported net loss before taxes of $1,688,093, while in the six months ended March 31, 2024, we reported a net loss before taxes of $663,481.

For the periods ended March 31, 2025 and September 30, 2024, our cash positions were $53,154 and $1,845, respectively.

As of March 31, 2025, we had total current liabilities of $4,276,324 while as of September 30, 2024, we had total current liabilities of $3,026,409 an increase of about 29%. Accrued interest payable increased from $222,679 to $241,507. Related party debt increased from $852,743 to $1,918,818 during the period.

Liquidity and Capital Resources

As of March 31, 2025, we had $63,956 in total current assets and $4,276,324 in total current liabilities. Accordingly, we had a working capital deficit of $4,212,368.

Cash used in operating activities was $266,443 for the six months ended March 31, 2025, as compared to $63,840 cash used in operating activities for the six months ended March 31, 2024.

Net cash provided by financing activities was $319,283 for the six months ended March 31, 2025, as compared to $64,658 for the quarter ended March 31, 2024.

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

Changes in Internal Control over Financial Reporting

Other than the remediation efforts described above, there were no changes in our internal control over financial reporting that occurred during the second quarter of our fiscal year ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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