Form 10-Q
period 2025-06-30
Graphene & Solar Technologies Ltd
filed 2025-11-12
CIK 1497649

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2025

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

As of November 10, 2025, the registrant had 718,194,059 outstanding shares of common stock.

GRAPHENE & SOLAR TECHNOLOGIES LIMITED

FORM 10-Q

GRAPHENE & SOLAR TECHNOLOGIES LIMITED

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2025 (Unaudited)	September 30, 2025
Assets
Current Assets:
Cash	$42,791	$1,845
Prepaid expenses	11,266	11,923
Total Current Assets	54,057	13,768
Other Assets:
Furniture and equipment, net of depreciation $83,461 and $88,064	23,929	26,262
Other Receivable	3,498	89,864
Other Assets	191,071	16,204
Right of Use Asset	117,994	160,615
Total Assets	$390,549	$306,713

Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable and other payable	$1,603,671	$1,295,394
Accrued interest payable	260,062	222,679
Due to related party	2,209,249	852,743
Lease Liability	49,618	46,968
Notes payable – $60,000 in default, at 06/30/25 and 09/30/24	310,328	324,928
Notes payable – related party	94,610	97,395
Convertible notes payable, net of discount $142,209 and $1,129	178,644	101,876
Convertible notes payable – related party, net of discount $69,298 and $4,083	153,379	84,426
Total Current Liabilities	4,859,561	3,026,409

Lease Liability	72,710	117,277
Total Liabilities	$4,932,271	$3,143,686

Stockholders’ Deficit
Preferred stock: 10,000,000 shares authorized; $0.00001 par value; no shares issued and outstanding	—	—
Common stock: 800,000,000 shares authorized; $0.00001 par value; 702,944,059 and 569,779,887 shares issued and outstanding	7,031	5,698
Additional paid-in capital	69,567,502	68,769,472
Stock Receivable	(795,000)	(795,000)
Stock Payable	13,100	—
Accumulated deficit	(73,581,011)	(71,015,630)
Accumulated other comprehensive income	247,269	198,672
Non-Controlling Interest	(613)	(185)
Total Stockholders’ Deficit	(4,541,722)	(2,836,973)
Total Liabilities and Stockholders’ Deficit	$390,549	$306,713

The accompanying notes are an integral part of these consolidated financial statements.

GRAPHENE & SOLAR TECHNOLOGIES LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ending June 30,		Nine Months Ending June 30,
	2025	2024	2025	2024

Revenue	$—	$—	$—	$—

Operating Expenses:
Professional Services	785,329	275,151	2,279,549	972,805
General and administrative	18,545	29,674	101,380	68,598
Total operating expenses	803,874	304,825	2,380,929	1,041,403

Loss from operations	(803,874)	(304,825)	(2,380,929)	(1,041,403)

Other Income (Expense):
Other income (expense)	(5)	4,792	(56,119)	18,632
Interest expense	(73,837)	(13,098)	(128,761)	(35,822)
Loss on extinguishment of debt	—	(1,700)	—	(1,700)
Total Other Income (Expense)	(73,842)	(10,006)	(184,880)	(18,890)

Net Income (Loss) from continuing operations	$(877,716)	$(314,831)	$(2,565,809)	$(1,060,293)

Net Loss from discontinued operations	—	103,308	—	103,308

Net Income (Loss)	$(877,716)	$(418,139)	$(2,565,809)	$(1,163,601)

Net Loss attributed to non-controlling interest	$29	$—	$428	$—

Net Loss attributed to Graphene & Solar Technologies Ltd.	$(877,687)	$(418,139)	$(2,565,381)	$(1,163,601)

Other Comprehensive Income	$(40,851)	$(38,243)	$48,597	$(59,386)

Net Comprehensive Loss	$(918,538)	$(456,382)	$(2,516,784)	$(1,222,987)

Net Loss available to common shareholders	$(918,538)	$(456,382)	$(2,516,784)	$(1,222,987)

Income (Loss) per share:
Basic and diluted	$(0.00)	$(0.00)	(0.00)	$(0.00)
Weighted average shares outstanding	684,016,586	427,075,459	649,041,287	424,277,899

The accompanying notes are an integral part of these consolidated financial statements.

GRAPHENE & SOLAR TECHNOLOGIES LIMITED

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

(Unaudited)

Three and Nine Months Ended June 30, 2025 and 2024

	Common Stock		Additional	Stock	Non-Controlling	Accumulated	Accumulated Comprehensive	Stockholders’
	Shares	Amount	Paid-in	Receivable	Interest	Deficit	Income	Deficit
Balance September 30, 2024	569,779,887	5,698	68,769,472	(795,000)	(185)	(71,015,630)	198,672	(2,836,973)
Stock-based compensation	53,453,544	535	321,311	—	—	—	—	321,846
Debt Discount on Notes Payable	20,000,000	200	179,800	—	—	—	—	180,000
Foreign currency translation adjustment	—	—	—	—	—	—	102,104	102,104
Other comprehensive income, net of tax	—	—	—	—	(105)	(1,042,512)	—	(1,042,617)
Balance December 31, 2024	643,233,431	6,433	69,270,583	(795,000)	(290)	(72,058,142)	300,776	(3,275,640)
Debt Discount on Notes Payable	12,010,628	121	102,896	—	—	—	—	103,017
Foreign currency translation adjustment	—	—	—	—	—	—	(12,656)	(12,656)
Other comprehensive income, net of tax	—	—	—	—	(294)	(645,182)	—	(645,476)
Balance March 31, 2025	655,244,059	6,554	69,373,479	(795,000)	(584)	(72,703,324)	288,120	(3,830,755)

The accompanying notes are an integral part of these consolidated financial statements.

	Common Stock		Additional	Stock	Stock	Non-Controlling	Accumulated	Accumulated Comprehensive	Stockholders’
	Shares	Amount	Paid-in	Receivable	Payable	Interest	Deficit	Income	Deficit
Balance March 31, 2025	655,244,059	6,554	69,373,479	(795,000)	—	(584)	(72,703,324)	288,120	(3,830,755)
Shares issued for cash	1,000,000	10	9,990	—	13,100	—	—	—	23,100
Stock-based compensation	22,000,000	220	65,780	—	—	—	—	—	66,000
Debt Settlement	22,200,000	222	110,778	—	—	—	—	—	111,000
Debt Discount on Notes Payable	2,500,000	25	7,475	—	—	—	—	—	7,500
Foreign currency translation adjustment	—	—	—	—	—	—	—	(40,851)	(40,851)
Other comprehensive income, net of tax	—		—	—	—	(29)	(877,687)	—	(877,716)
Balance June 30, 2025	702,944,059	7,031	69,567,502	(795,000)	13,100	(613)	(73,581,011)	247,269	(4,541,722)

The accompanying notes are an integral part of these consolidated financial statements.

							Accumulated	Total
	Common Stock		Additional	Stock	Stock	Accumulated’	Comprehensive	Stockholders’
	Shares	Amount	Paid-in	Receivable	Payable	Deficit	Income	Deficit
Balance September 30, 2023	421,292,610	4,213	63,883,859	(795,000)	—	(68,375,078)	302,977	(4,979,029)
Stock Based Compensation	—	—	—	—	44,400	—	—	44,400
Debt Discount on Notes Payable	600,000	6	11,577	—	7,096	—	—	18,679
Foreign currency translation adjustment	—	—	—	—	—	—	(109,130)	(109,130)
Net loss	—	—	—	—	—	(369,136)	—	(369,136)
Balance December 31, 2023	421,892,610	4,219	63,895,436	(795,000)	51,496	(68,744,214)	193,847	(5,394,216)
Shares issued for cash	500,000	5	4,995	—	—	—	—	5,000
Stock Based Compensation	2,000,000	20	51,980	—	—	—	—	52,000
Debt Discount on Notes Payable	250,000	3	923	—	—	—	—	926
Debt Extinguishment	500,000	5	1,695	—	—	—	—	1,700
Foreign currency translation adjustment	—	—	—	—	—	—	87,987	87,987
Net loss	—	—	—	—	—	(376,326)	—	(376,326)
Balance March 31, 2024	425,142,610	4,252	63,955,029	(795,000)	51,496	(69,120,540)	281,834	(5,622,929)
Shares issued for cash	200,000	2	1,998	—	—	—	—	2,000
Stock Based Compensation	10,500,000	105	109,669	—	(44,400)	—	—	65,374
Debt Settlement	14,677,307	147	2,003,040	—	—	—	—	2,003,187
Debt Discount on Notes Payable	750,000	7	8,205	—	(7,096)	—	—	1,116
Sale of Subsidiary	—	—	1,646,819	—	—	—	—	1,646,819
Foreign currency translation adjustment	—	—	—	—	—	—	(38,243)	(38,243)
Net loss	—	—	—	—	—	(418,139)	—	(418,139)
Balance June 30, 2024	451,269,917	4,513	67,724,760	(795,000)	—	(69,538,679)	243,591	(2,360,815)

The accompanying notes are an integral part of these consolidated financial statements.

GRAPHENE & SOLAR TECHNOLOGIES LIMITED

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

For the Nine-Month Period Ended June 30, 2025 and 2024

(Unaudited)

	2025	2024
Cash flows from operating activities
Net Income (loss)	$(2,565,809)	$(1,163,601)
Adjustments to reconcile net income/(loss) to net cash from operating activities:
Stock-based compensation	387,846	161,774
Depreciation expense	246	252
Loss on Debt Extinguishment	—	1,700
Amortization of discount	81,231	12,161
Changes in operating assets and liabilities:
Accounts payable	349,776	295,850
Accrued interest payable	46,797	23,661
Other assets	(175,760)	—
Other receivables	79,681	4,015
Right of use assets	33,028	—
Lease liabilities	(32,146)	—
Due to related parties	1,467,621	611,027
Net cash used in operating activities	(327,489)	(53,161)

Cash flows from investing activities	—	—

Cash flows from financing activities
Proceeds from issuance of common stock	23,100	7,000
Due to Affiliates	(1,034)	—
Issuance of convertible note	220,106	—
Issuance of convertible note – related party	125,000	70,399
Net cash from financing activities	367,172	77,399

Effect of currency translations to cash flow	1,263	(24,189)
Net change in cash and cash equivalents	40,946	(11)
Beginning of period	1,845	1,094
End of period	$42,791	$1,083

Supplemental cash flow information	Quarter ended June 30,
	2025	2024
Interest paid	$—	$—
Taxes	$—	$—
Noncash investing and financing activities:
Settlement of Debt for Common Stock	$111,000	$2,003,187
Issuance of Common Stock as Debt Discount	290,517	20,721
Capitalization of Interest	9,168	—

The accompanying notes are an integral part of these consolidated financial statements.

GRAPHENE & SOLAR TECHNOLOGIES LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION

These consolidated financial statements of Graphene & Solar Technologies Limited (GSTX or the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). In the opinion of management, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. Certain information, accounting policies and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to Securities and Exchange Commission (SEC) rules and regulations. These financial statements should be read along with Graphene & Solar Technologies audited financial statements as of September 30, 2024.

Going Concern – The Company has incurred cumulative net losses since inception of $73,581,011 at June 30, 2025. Accordingly, it requires capital to fund working capital deficits and for future operating activities to take place. The Company’s ability to raise new funds through the future issuances of debt or common stock is unknown. The obtainment of additional financing, the successful development of a plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability of the Company to continue its operations is dependent on management’s plans, which include the raising of capital through debt and/or equity markets, with some additional funding from other traditional financing sources, including term notes, until such time that funds provided by operations are sufficient to fund working capital requirements. The Company may need to incur additional liabilities with certain related parties to sustain the Company’s existence. There can be no assurance that the Company will be able to raise any additional capital and therefore raise doubt about the Company’s ability to continue as a going concern.

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

Cash and Cash Equivalents – Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments. As of June 30, 2025 and September 30, 2024, the Company had $42,791 and $1,845 in cash, respectively, and no cash equivalents.

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

During the three months ended June 30, 2025, the Company issued 47,700,000 shares of the Company’s common stock.

During the nine months ended June 30, 2025, the Company issued an aggregate of 135,664,172 shares of the Company’s common stock.

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

Other comprehensive income loss was $40,851 and $38,43 for the three months ended June 30, 2025 and 2024, respectively.

Other comprehensive income was $48,597 for the nine months ended June 30, 2025, and an other comprehensive loss of $59,386 for the nine months ended June 30, 2024.

Accumulated other comprehensive income was $247,269 and $198,672, as of June 30, 2025 and September 30, 2024, respectively.

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

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment as of June 30, 2025 and September 30, 2024 are summarized as follows:

	June 30,	September 30,
	2025	2024
Laboratory and factory equipment	$79,104	$76,609
Computers	—	4,094
Furniture and fixtures	28,286	33,623
	107,390	114,326
Less accumulated depreciation	(83,461)	(88,064)
Net property and equipment	$23,929	$26,262

Depreciation expense for the quarter ended June 30, 2025 and the year-end September 30, 2024 were $164 and $338, respectively.

NOTE 4 – OTHER ASSETS

Other assets consist of the following:

	June 30,	September 30,
	2025	2024
Security deposit – rental bond (Melbourne, Australia)	$15,311	$16,204
Deferred offering costs	175,760	—
Total other assets	$191,071	$16,204

The security deposit represents a rental bond paid in connection with the Company’s commercial lease agreement in Melbourne, Australia. The deposit is refundable at the conclusion of the lease, subject to the terms of the lease agreement.

Deferred offering costs consist of legal, accounting, and other professional fees incurred in connection with anticipated capital raising transactions. As of June 30, 2025, no offering had been completed. These costs have been capitalized in accordance with ASC 340-10 and will be offset against the proceeds of such offerings, if and when they occur

NOTE 5 – NOTES PAYABLE

The Company’s indebtedness as of June 30, 2025 and September 30, 2024 were as follows:

Description	June 30, 2025	September 30, 2024

Convertible notes payable, net of discount $142,209 and $1,129	$178,644	$101,876
Convertible notes payable – related party, net of discount $69,298 and $4,083	153,379	84,426
Notes Payable – $60,000 in default, at 06/30/25 and 09/30/24	$310,328	$324,928
Notes Payable – Related Parties	$94,610	$97,395

Convertible Notes Payable

On June 29, 2012, the Company issued convertible secured notes payable totaling $8,254,500 to a group of private investors. The notes matured on June 30, 2015. The notes, with interest at 15%, were convertible at the discretion of the holders, into common shares of the Company at the rate of $3.31 per share. Unable to make the required interest payment on March 31, 2014, the notes became due on demand. Effective June 17, 2014, with the noteholder approval, the assets securing the convertible notes were sold with the net proceeds of approximately $5,200,000 being distributed to the noteholders. Noteholders were to receive payment for the remaining balance due on the notes in the form of an exchange for the common stock of the Company at the rate of $3.31 per share. As of June 30, 2025 and September 30, 2024, the exchange obligation payable was $198,088 and $190,151, including accrued interest of $127,341 and $119,403, respectively. As of June 30, 2025 and September 30, 2024, the exchange obligation was for 59,845 shares and 57,447 shares of common stock, respectively.

On February 1, 2016, the Company issued convertible secured note payable of $30,000 to an individual. The note was due on January 31, 2017 and included interest at 10%. The note was convertible at discretion of the holder into common shares of the Company at the rate of $0.50 per share. The Company has not extended the maturity date and the note is in default. As of June 30, 2025 and September 30, 2024, the total convertible note payable balance was $58,249 and $56,005, including accrued interest of $28,249 and $26,005 respectively. As of June 30, 2025 and September 30, 2024, the exchange obligation was for 116,498 shares and 112,010 shares of common stock, respectively.

On November 21, 2024, the Company issued a convertible secured note payable of $100,000 to an individual. The note matures on November 21, 2026, and includes interest at 10%. The note is convertible at discretion of the holder into common shares of the Company at the rate of $0.25 per share. As of June 30, 2025 and September 30, 2024, the total convertible note payable balance is $105,808 and $0, including accrued interest of $5,808 and $0, respectively. As of June 30, 2025 and September 30, 2024, the exchange obligation is for 423,232 shares and 0 shares of common stock, respectively. In return for providing the loan, the Company authorized and issued 10,000,000 shares of common stock to the lender. The Company recorded an initial debt discount of $90,000 upon the issuance of the notes, with subsequent amortization of debt discount totaling $27,247.

On January 21, 2025, the Company issued a convertible secured note payable of $100,000 to an individual. The note matures on January 21, 2027, and includes interest at 10%. The note is convertible at discretion of the holder into common shares of the Company at the rate of $0.25 per share. As of June 30, 2025 and September 30, 2024, the total convertible note payable balance is $104,959 and $0, including accrued interest of $4,959 and $0, respectively. As of June 30, 2025 and September 30, 2024, the exchange obligation is for 419,836 shares and 0 shares of common stock, respectively. In return for providing the loan, the Company authorized and issued 10,000,000 shares of common stock to the lender. The Company recorded an initial debt discount of $100,000 upon the issuance of the notes, with subsequent amortization of debt discount totaling $21,918.

On February 26, 2025, the Company issued a convertible secured note payable of $16,665 to an individual. The note matures on February 26, 2027, and includes interest at 10%. The note is convertible at discretion of the holder into common shares of the Company at the rate of $0.25 per share. As of June 30, 2025 and September 30, 2024, the total convertible note payable balance is $17,350 and $0, including accrued interest of $685 and $0, respectively. As of June 30, 2025 and September 30, 2024, the exchange obligation is for 69,400 shares and 0 shares of common stock, respectively. In return for providing the loan, the Company authorized and issued 1,666,500 shares of common stock to the lender. The Company recorded an initial debt discount of $2,500 upon the issuance of the notes, with subsequent amortization of debt discount totaling $425.

On February 26, 2025, the Company issued a convertible secured note payable of $3,441 to an individual. The note matures on February 26, 2027, and includes interest at 10%. The note is convertible at discretion of the holder into common shares of the Company at the rate of $0.25 per share. As of June 30, 2025 and September 30, 2024, the total convertible note payable balance is $3,583 and $0, including accrued interest of $141 and $0, respectively. As of June 30, 2025 and September 30, 2024, the exchange obligation is for 14,332 shares and 0 shares of common stock, respectively. In return for providing the loan, the Company authorized and issued 344,128 shares of common stock to the lender. The Company recorded an initial debt discount of $516 upon the issuance of the notes, with subsequent amortization of debt discount totaling $88.

Convertible Notes Payable – Related Party

During the quarter ended December 31, 2023, the Company entered into an agreement to issue convertible notes payable with an accredited investor. Notably, there exists a professional relationship between the Company and the investor, facilitated by a mutual director serving on the boards of both entities. These notes carry an aggregate principal balance of $50,000 and accrue interest at a rate of 10% per annum. The notes matured in October 2024 and December 2024. Additionally, the notes offer the option for conversion into common shares of the Company at the discretion of the holder, with a conversion rate of $0.10 per share. As of June 30, 2025 and September 30, 2024, the total balance of promissory notes payable stood at $58,198 and $54,459, inclusive of accrued interest totaling $8,198 and $4,459, respectively. Moreover, as of June 30, 2025 and September 30, 2024, the exchange obligation associated with these notes amounted to 581,980 and 544,590 shares of common stock, respectively. In return for providing the loan, the Company authorized and issued 1,000,000 shares of common stock to the lender. The Company recorded an initial debt discount of $18,679 upon the issuance of the notes, with subsequent amortization of debt discount totaling $18,679. During the quarter ended December 31, 2024, the Company amended the note to extend the maturity date from October 2024 and December 2024 to December 2025. Additionally, the noteholder agreed to capitalize $5,294 of accrued interest into the principal balance of the note. As consideration for the extension, the Company issued 1,105,884 shares of common stock to the lender, valued at approximately $111, which was recorded as an expense during the period. All other terms of the note remain unchanged.

During the quarter ended March 31, 2024, the Company entered into an agreement to issue a convertible note payable with a director serving on the board. The note carries an aggregate principal balance of $27,828 and accrues interest at a rate of 10% per annum. The note matured in March 2025. Additionally, the note offers the option for conversion into common shares of the Company at the discretion of the holder, with a conversion rate of $0.10 per share. As of June 30, 2025 and September 30, 2024, the total balance of promissory notes payable stood at $32,777 and $30,696, inclusive of accrued interest totaling $4,949 and $2,868, respectively. Moreover, as of June 30, 2025 and September 30, 2024, the exchange obligation associated with these notes amounted to 327,770 and 306,960 shares of common stock, respectively. In return for providing the loan, the Company authorized and issued 750,000 shares of common stock to the lender. The Company recorded an initial debt discount of $2,493 upon the issuance of the notes, with subsequent amortization of debt discount totaling $2,493. During the quarter ended December 31, 2024, the Company amended the note to extend the maturity date from March 2025 to December 2025. Additionally, the noteholder agreed to capitalize $3,333 of accrued interest into the principal balance of the note. As consideration for the extension, the Company issued 623,220 shares of common stock to the lender, valued at approximately $62, which was recorded as an expense during the period. All other terms of the note remain unchanged.

During the quarter ended June 30, 2024, the Company entered into an agreement to issue a convertible note payable with a director serving on the board. The note carries an aggregate principal balance of $10,681 and accrues interest at a rate of 10% per annum. The note matures in June 2025. Additionally, the note offers the option for conversion into common shares of the Company at the discretion of the holder, with a conversion rate of $0.10 per share. As of June 30, 2025 and September 30, 2024, the total balance of promissory notes payable stood at $11,919 and $11,121 inclusive of accrued interest totaling $1,238 and $440, respectively. Moreover, as of June 30, 2025 and September 30, 2024, the exchange obligation associated with these notes amounted to 119,190 and 111,210 shares of common stock, respectively. In return for providing the loan, the Company authorized and issued 350,000 shares of common stock to the lender. The Company recorded an initial debt discount of $1,116 upon the issuance of the notes, with subsequent amortization of debt discount totaling $1,116. During the quarter ended December 31, 2024, the Company amended the note to extend the maturity date from June 2025 to December 2025. Additionally, the noteholder agreed to capitalize $541 of accrued interest into the principal balance of the note. As consideration for the extension, the Company issued 224,440 shares of common stock to the lender, valued at approximately $22, which was recorded as an expense during the period. All other terms of the note remain unchanged.

During the quarter ended December 31, 2024, the Company entered into an agreement to issue a convertible note payable with two officers of the Company. The note carries an aggregate principal balance of $100,000 and accrues interest at a rate of 10% per annum. The note matures in November 2026. Additionally, the note offers the option for conversion into common shares of the Company at the discretion of the holder, with a conversion rate of $0.25 per share. As of June 30, 2025 and September 30, 2024, the total balance of promissory notes payable stood at $105,808 and $0, inclusive of accrued interest totaling $5,808 and $0, respectively. Moreover, as of June 30, 2025 and September 30, 2024, the exchange obligation associated with these notes amounted to 423,232 and 0 shares of common stock, respectively. In return for providing the loan, the Company authorized and issued 10,000,000 shares of common stock to the lender. The Company recorded an initial debt discount of $90,000 upon the issuance of the notes, with subsequent amortization of debt discount totaling $27,370.

During the quarter ended June 30, 2025, the Company entered into an agreement to issue a convertible note payable with two officers of the Company. The note carries an aggregate principal balance of $25,000 and accrues interest at a rate of 10% per annum. The note matures in April 2027. Additionally, the note offers the option for conversion into common shares of the Company at the discretion of the holder, with a conversion rate of $0.25 per share. As of June 30, 2025 and September 30, 2024, the total balance of promissory notes payable stood at $25,623 and $0, inclusive of accrued interest totaling $623 and $0, respectively. Moreover, the exchange obligation associated with these notes amounted to 102,492 and 0 shares of common stock, respectively. In return for providing the loan, the Company authorized and issued 2,500,000 shares of common stock to the lender. The Company recorded an initial debt discount of $7,500 upon the issuance of the notes, with subsequent amortization of debt discount totaling $832.

Notes Payable and Other Loans

During 2015 and 2016, the Company executed promissory notes payable with six individuals with an aggregate principal balance of $60,000. The notes were due on demand and included interest at 10%. As of June 30, 2025 and September 30, 2024, the total promissory notes payable balance was $119,214 and $114,726 including accrued interest of $59,214 and $54,726, respectively. On January 15, 2019, the holder of a note with a principal balance of $10,000 made demand for payment. To date, the note has not been paid.

On September 11, 2023, Ausquartz Sands Pty Ltd entered into a Loan Agreement with GVB GmbH for $160,925, with a fixed annual interest rate of 2.15% and a maturity date of August 31, 2025. This liability was assumed by the Company following its acquisition of Ausquartz Group Holdings Pty Ltd on July 28, 2024. As of June 30, 2025 and September 30, 2024, the total notes payable balance was $170,203 and $167,570, including interest of $6,453 and $3,820, respectively.

Related Party Loans

On February 28, 2023, the Company entered into a Promissory Loan Note with MI Labs Pty Ltd, in the amount of US$50,000 (of which $46,043 was received by the company as of June 30, 2025) with a maturity date of February 28, 2024. The loan will accrue interest at the rate 10% per annum.

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

NOTE 6 – RELATED PARTY

MI Labs Pty Ltd, a management company controlled by Mr. Jason May, the Company’s Chief Executive Officer and a Company Director, provides management services to the Company for which the Company is charged $25,000 monthly. During the three months ended June 30, 2025, the Company incurred charges to operations of $75,000 with respect to this arrangement.

Sativus Investments, a management company controlled by Mr. Paul Saffron, the Company’s Chief Operations Officer, provides management services to the Company for which the Company is charged $20,000 monthly. During the three months ended June 30, 2025, the Company incurred charges to operations of $60,000 with respect to this arrangement.

Parallel40 LLC, a management company controlled by Ms. Kristi Steele and Mr. David Hare, the Company’s Chief Sustainability Officers, provides management services to the Company for which the Company was charged $30,000 monthly. During the three months ended June 30, 2025, the Company incurred charges to operations of $90,000 with respect to this arrangement.

Russell Krause, the Chief Executive Officer for Ausquartz Group Holdings Pty Ltd, provides management services to the Company for which the Company was charged $25,000 monthly. During the three months ended June 30, 2025, the Company incurred charges to operations of $75,000 with respect to this arrangement.

Haminerals Pty Ltd, a management company controlled by Mr. Andrew Hamilton, the Company’s Chief Operations Officer (Australia), provides management services to the Company for which the Company was charged $20,000 monthly. During the three months ended June 30, 2025, the Company incurred charges to operations of $60,000 with respect to this arrangement.

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

STR Ventures is considered a related party of the Company due to its ownership of more than 5% of the Company’s outstanding stock. As of the period ended June 30, 2025, the Company owed STR Ventures $290,300 in accrued consulting fees. These fees relate to ongoing consulting services provided by STR Ventures under the terms of an existing consulting agreement.

During nine-months period ended June 30, 2025 and 2024, stock-based compensation expense relating to directors, officers, affiliates and related parties was $387,650 (73,500,000 shares) and $184,685 (14,005,500 shares), respectively.

NOTE 7 – STOCKHOLDERS’ EQUITY

133,164,172 new common shares were issued during the nine-month period ending June 30, 2025. The Company has a total of 5,778,367 shares that remain approved, reserved and outstanding and not yet issued by the Transfer Agent at June 30, 2024.

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

Pursuant to the terms of a consulting agreement, the Company issued a total of 2,000,000 shares of common stock to STR Ventures as compensation for services rendered during the fiscal year ending September 30, 2025. The shares were valued at a fair value of $14,200 on the grant date, based on the closing market price of $0.0071 per share.

Pursuant to the terms of a consulting agreement, the Company issued a total of 20,000,000 shares of common stock to STR Ventures as compensation for services rendered during the fiscal year ending September 30, 2025. The shares were valued at a fair value of $110,000 on the grant date, based on the closing market price of $0.0055 per share.

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

Pursuant to the terms of a consulting agreement, the Company issued 10,000,000 shares of common stock to Mr. David Halstead as compensation for services rendered during the fiscal year ending September 30, 2025. The shares were valued at a fair value of $30,000 on the grant date, based on the closing market price of $0.0030 per share.

Pursuant to the terms of a consulting agreement, the Company issued 12,000,000 shares of common stock to Mr. Yan Zhou as compensation for services rendered during the fiscal year ending September 30, 2025. The shares were valued at a fair value of $36,000 on the grant date, based on the closing market price of $0.0030 per share.

On April 10, 2025, the Company entered into a convertible loan agreement with an investor. Pursuant to the terms of the agreement, the Company issued 2,500,000 shares of common stock to the noteholder. The shares were valued at a fair value of $7,500, based on the market price of $0.0030 per share on the date of issuance.

On June 11, 2025, the Company entered into a debt conversion agreement with a consultant to settle outstanding obligations totaling $110,000. Pursuant to the terms of the agreement, the Company issued 22,000,000 shares of common stock to the consultant in full satisfaction of the debt. The shares were valued at a fair value of $4,400, based on the market price of $0.0002 per share on the date of issuance. The Company recognized a gain on debt settlement of $105,600, representing the excess of the carrying amount of the debt over the fair value of the shares issued.

On June 13, 2025, the Company completed a share purchase with a shareholder for 1,000,000 shares of common stock. The shares were issued for cash at a purchase price of $0.01 per share. The shares were valued at a fair value of $200, based on the market price of $0.0002 per share on the date of issuance.

On June 26, 2025, the Company entered into a debt conversion agreement with a consultant to settle outstanding obligations totaling $1,000. Pursuant to the terms of the agreement, the Company issued 200,000 shares of common stock to the consultant in full satisfaction of the debt. The shares were valued at a fair value of $40, based on the market price of $0.0002 per share on the date of issuance. The Company recognized a gain on the debt settlement of $960, representing the excess of the carrying amount of the debt over the fair value of the shares issued.

During the quarter ended June 30, 2025, the Company issued 46,700,000 shares of the Company’s common stock to members of the Board of Directors, employees, and consultants. The fair value of the shares, as determined by reference market price of the Company’s common stock on each grant date, aggregated $77,940.

Total stock-based compensation expense was $387,650 for the nine-months ended June 30, 2025.

Non-Controlling Interest

Wafer Manufacturing Corporation (“WMC”) is a consolidated joint venture in which the Company holds a 75% ownership interest. The remaining 25% is owned by a non-controlling interest. As a majority owner, the Company consolidates WMC’s financial results in its consolidated financial statements.

For the three months ended June 30, 2025, the Company recorded a gain of $29 attributable to the non-controlling interest in WMC, representing the portion of WMC’s net loss allocable to the minority ownership.

For the nine months ended June 30, 2025, the Company recorded a gain of $428 attributable to the non-controlling interest in WMC.

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

As of June 30, 2025, the balance sheet includes a ROU asset of $117,994 and lease liabilities of $122,328 related to this lease.

The future minimum payments on operating leases for each of the next three years and in the aggregate amount to the following:

In USD
2025	$$46,968
2026	55,338
2027	61,939
Total operating lease liabilities	$$164,245

Rent expense for the period ended June 30, 2025 and 2024 was $54,610 and $11,453, respectively, and is included in “General and Administrative” expenses on the related statements of operations.

Finance Leases

As of June 30, 2025 and June 30, 2024, the Company had no finance leases.

NOTE 9 – OTHER RECEIVABLE

As of September 30, 2024, the balance of Other Receivables included $89,864 related to a research and development (R&D) tax incentive received from the Australian government. This amount represents a refundable tax offset under the Australian R&D Tax Incentive program, based on eligible R&D expenditures incurred during the relevant period.

During the 2024 fiscal year, the Company entered into an arrangement with a third-party financing provider that advanced funds to the Company based on the anticipated rebate. Upon receipt of the rebate from the Australian Taxation Office in October 2024, the financing provider deducted its fees and remitted the net proceeds to the

Company. During the nine months ended June 30, 2025, the Company collected $21,705. The remainder was written off to expenses.

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

On July 1, 2025, Mr. Russell Krause entered into a debt-to-equity agreement with the Company. Pursuant to the terms of the agreement, the Company issued 8,000,000 shares in the fourth quarter of the fiscal year 2025.

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

Mr. Ilgar Isayev was issued 2,000,000 shares awarded as a performance bonus. The Company issued the shares in the fourth quarter of the fiscal year 2025.

On September 30, 2025, Mr. Russell Krause entered into a debt-to-equity agreement with the Company. Pursuant to the terms of the agreement, the Company issued 20,000,000 shares in the fourth quarter of the fiscal year 2025.

On September 30, 2025, Mr. Jason May entered into a debt-to-equity agreement with the Company. Pursuant to the terms of the agreement, the Company issued 16,822,000 shares in the fourth quarter of the fiscal year 2025.

On September 30, 2025, a noteholder entered into a debt-to-equity agreement with the Company. Pursuant to the terms of the agreement, the Company issued 519,444 shares in the fourth quarter of the fiscal year 2025.

Pursuant to the terms of their consulting agreement, Mr. Stuart Allen was granted 500,000 shares. As of this filing date, the shares have been approved but remain unissued.

The Company has evaluated events occurring subsequent to June 30, 2025 through to the date these financial statements were issued and has identified no additional events requiring disclosure.

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

Results of Operations

For the fiscal quarters ended June 30, 2025 and 2024, we generated no revenues, and thus no cost of sales or gross profits.

For the fiscal quarters ended June 30, 2025 and 2024, we incurred $803,874 and $304,825, respectively, in operating expenses.

For the fiscal quarters ended June 30, 2025 we recorded other expenses of $73,837, while in the fiscal quarters ended June 30, 2024, we incurred expenses of $14,798; both items are represented by accrued interest on debt. Other income/(expense) of $5 was incurred in the fiscal quarter, June 30, 2025 and a loss of $4,792 in fiscal quarter, June 30, 2024.

For the nine-months ended June 30, 2025, we reported net loss before taxes of $2,565,809 while in the nine-months ended June 30, 2024, we reported a net loss before taxes of $1,060,293.

For the periods ended June 30, 2025 and September 30, 2024, our cash positions were $42,791 and $1,845, respectively.

As of June 30, 2025, we had total current liabilities of $4,859,561 while as of September 30, 2024, we had total current liabilities of $3,026,409 an increase of about 37%. Accrued interest payable increased from $222,679 to $260,062 all attributable to accruals on the loans and the convertible notes payable. Related party debt increased from $852,743 to $2,209,249 during the period.

Liquidity and Capital Resources

As of June 30, 2025, we had $54,057 in total current assets and $4,859,561 in total current liabilities. Accordingly, we had a working capital deficit of $4,805,504.

Cash used in operating activities was $327,489 for the nine-months ended June 30, 2025, as compared to $53,161 cash used in operating activities for the nine-months ended June 30, 2024.

Net cash provided by financing activities was $367,172 for the nine-months ended June 30, 2025, as compared to $77,399 for the nine-months ended June 30, 2024.

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

GRAPHENE & SOLAR TECHNOLOGIES LIMITED

Date: November 12, 2025	By:	/s/ Jason May
Chief Executive Officer and Director