Form 10-Q/A
period 2025-06-30
Graphene & Solar Technologies Ltd
filed 2025-11-12
CIK 1497649

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

 EXPLANATORY NOTE

The Company is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q (this “Amendment”) to correct a labeling error in the Form 10-Q originally filed with the Securities and Exchange Commission on November 12, 2025 (the “Original Filing”). In the financial statements included in the Original Filing, the prior fiscal year balance sheet amounts were incorrectly labeled as of September 30, 2025 rather than the correct date of September 30, 2024.

This Amendment corrects only that labeling error in the balance sheet caption. The correction does not affect any of the amounts previously reported, nor does it impact the Company’s financial position, results of operations, cash flows, or related disclosures.

Except as described above, this Amendment does not modify or update any other information presented in the Original Filing and continues to speak as of the date of the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing and the Company’s other filings with the SEC.

GRAPHENE & SOLAR TECHNOLOGIES LIMITED

FORM 10-Q

GRAPHENE & SOLAR TECHNOLOGIES LIMITED

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2025 (Unaudited)	September 30, 2024
Assets
Current Assets:
Cash	$42,791	$1,845
Prepaid expenses	11,266	11,923
Total Current Assets	54,057	13,768
Other Assets:
Furniture and equipment, net of depreciation $83,461 and $88,064	23,929	26,262
Other Receivable	3,498	89,864
Other Assets	191,071	16,204
Right of Use Asset	117,994	160,615
Total Assets	$390,549	$306,713

Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable and other payable	$1,603,671	$1,295,394
Accrued interest payable	260,062	222,679
Due to related party	2,209,249	852,743
Lease Liability	49,618	46,968
Notes payable – $60,000 in default, at 06/30/25 and 09/30/24	310,328	324,928
Notes payable – related party	94,610	97,395
Convertible notes payable, net of discount $142,209 and $1,129	178,644	101,876
Convertible notes payable – related party, net of discount $69,298 and $4,083	153,379	84,426
Total Current Liabilities	4,859,561	3,026,409

Lease Liability	72,710	117,277
Total Liabilities	$4,932,271	$3,143,686

Stockholders’ Deficit
Preferred stock: 10,000,000 shares authorized; $0.00001 par value; no shares issued and outstanding	—	—
Common stock: 800,000,000 shares authorized; $0.00001 par value; 702,944,059 and 569,779,887 shares issued and outstanding	7,031	5,698
Additional paid-in capital	69,567,502	68,769,472
Stock Receivable	(795,000)	(795,000)
Stock Payable	13,100	—
Accumulated deficit	(73,581,011)	(71,015,630)
Accumulated other comprehensive income	247,269	198,672
Non-Controlling Interest	(613)	(185)
Total Stockholders’ Deficit	(4,541,722)	(2,836,973)
Total Liabilities and Stockholders’ Deficit	$390,549	$306,713

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