Form 10-K/A
period 2024-09-30
Graphene & Solar Technologies Ltd
filed 2026-02-02
CIK 1497649

FORM 10-K/A

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

Documents Incorporated by Reference: None

EXPLANATORY NOTE

The Company is filing this Amendment No. 1 to its Annual Report on Form 10-K (this “Amendment”) solely to include the certifications of the Company’s Chief Executive Officer and Chief Financial Officer required by Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934. The Company’s Annual Report on Form 10-K was originally filed with the Securities and Exchange Commission on July 15, 2025 (the “Original Filing”) without the inclusion of such certifications.

This Amendment does not modify, amend, or update any other information contained in the Original Filing, and no changes have been made to the Company’s financial statements or any other disclosures. Accordingly, this Amendment does not reflect events occurring after the date of the Original Filing and continues to speak as of the date of the Original Filing.

Except as described above, this Amendment does not modify or update any other information presented in the Original Filing and should be read in conjunction with the Original Filing and the Company’s other filings with the SEC.

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

Signature	Title	Date

/s/ Jason May	CEO & Director	January 30, 2026
Jason May

/s/ David A.B. Halstead	CFO & Director	January 30, 2026
David A.B. Halstead

/s/ Andrew Liang	Director	January 30, 2026
Andrew Liang

/s/ Jeffrey Freedman	Director	January 30, 2026
Jeffrey Freedman

/s/ Charles Wantrup	Director	January 30, 2026
Charles Wantrup