Form 10-K
period 2025-09-30
Graphene & Solar Technologies Ltd
filed 2026-02-25
CIK 1497649

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2025

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

The aggregate market value of the voting stock held by non-affiliates of the registrant on September 30, 2025 was approximately $112,159.60.

As of February 22, 2026, the registrant had 726,194,059 outstanding shares of common stock.

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

PART I

ITEM 1. BUSINESS

Overview

The core business of GSTX is manufacturing critical materials for the solar and semiconductor market. GSTX has established/acquired a portfolio of businesses specializing in using advanced manufacturing to make high purity quartz sand, silicon, polysilicon, and silicon wafers. Silica, silicon and polysilicon are widely recognized as a critical minerals by governments in the U.S., Australia, and the EU due to its essential role in renewable energy (solar cells) and advanced technologies (semiconductors). With a strong ESG focus the company is committed to establishing local manufacturing of these materials for local markets.

The company is leveraging its existing business and management’s core competency to reshore solar manufacturing. The initial target markets are USA and Australia but exploring opportunities in Southeast Asia and Europe. A made locally approach.

The U.S. solar market in 2025 saw record growth, driven by utility-scale projects and increased domestic manufacturing, making solar over half of new power capacity, though policy shifts under the "OBBBA" created short-term uncertainty and impacted residential/commercial sectors, with forecasts pointing to continued strong, future growth amidst supply chain shifts and evolving tax credits.

During the first half of 2025 in the U.S. a record 18GW of solar was installed. In Q3 a further 11.7GW was installed. This accounted for 58% of new energy installations in the U.S.

Currently in the US alone there are approximately 60GW of solar cell and panel manufacturing factories in operation or under construction. GSTX plans to be one of the companies in production of U.S. made silicon wafers during 2026.

Silicon Wafer Manufacturing

The solar supply chain can be depicted as follows:

Quartz -> silicon -> polysilicon -> silicon ingots -> silicon wafers -> solar cells -> solar modules (panels)

GSTX has established a wholly owned subsidiary, The Quartz & Silicon Materials Company Ltd (“QSM”) to hold its businesses involved in the solar manufacturing sector. QSM is the parent company for:

•	Ausquartz Group Holdings Pty Ltd (AUSQUARTZ) – An Australian based company with world class expertise in high purity quartz. Ausquartz operates a test and pilot production facility in Melbourne Australia. The company has successfully produced solar and semiconductor grade quartz sand.

•	The Quartz & Silicon Materials Company Pty Ltd (QSM AUS) – An Australian based company developing silicon wafer manufacturing facilities in the Oceania Region.
•	Southland Silicon Materials Limited (SSM) – A New Zealand based company, and wholly owned subsidiary of QSM AUS), developing a green silicon metal smelter and a polysilicon production plant on the South Island of New Zealand. These two facilities will utilize local resources and green (renewable) power.

QSM is in advanced discussion with several large incumbent manufacturers to reshore manufacturing of silicon ingots, wafers and cells to the US and Australia. QSM is structured to take advantage of the American “OBBB” and the Australian “Made in Australia” programs to reshore critical solar manufacturing. Producing wafers locally (Made in America/Made in Australia) is key to being able to claim government incentives (production credits). QSM is a low technology risk enterprise, no new inventions, just manufacturing.

Government Product Approvals.

There are no identified government approvals required for our products and no export restrictions for the products.

Effect of Existing or Probable Governmental Regulations on the Business.

Management believes that there are no identified existing or probable government regulations that will adversely impact our business.

Management believes that the proposed introduction/increase of import duties/tariffs on solar equipment and products from China and South East Asia will benefit the proposed company operations in the U.S.

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

 ITEM 1.A. RISK FACTORS.

Not applicable.

ITEM 1.B. UNRESOLVED STAFF COMMENTS.

Not Applicable

ITEM 2. PROPERTIES.

We own general office, lab and factory equipment with a net book value of $19,465 and $26,262 as of September 30, 2025 and 2024 respectively, net of depreciation.

We currently maintain a representative office at 11201 North Tatum Boulevard suite 300 Phoenix, Arizona 85028 (the Company pays monthly rent in the amount of $278 for this office).

ITEM 3. LEGAL PROCEEDINGS.

Not applicable

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock at September 30, 2025 trades in the OTC Markets OTC Pink Market under the symbol “GSTX”. Shown below is the range of high and low closing prices for our common stock for the periods indicated. The market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

Quarter Ended	High	Low
September 30, 2023	$0.00	$0.00
December 31, 2023	$0.03	$0.02
March 31, 2024	$0.02	$0.01
June 30, 2024	$0.01	$0.01
September 30, 2024	$0.00	$0.00
December 31, 2024	$0.09	$0.06
March 31, 2025	$0.00	$0.00
June 30, 2025	$0.00	$0.00
September 30, 2025	$0.00	$0.00

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

As of September 30, 2025, we had approximately 413 shareholders of record.

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

Overview

The Company acquired Solar Quartz Technologies Limited, a New Zealand corporation with substantial mineral resource and technical engineering assets, in July 2017. Since that time the Company has been engaged in developing several projects in the renewable energy sector, clean water and advanced materials. At present the focus of the Company is on Silicon Wafer manufacturing for the solar photovoltaic manufacturing sector. However, substantial efforts are underway to secure funding, and we believe that funding for the Company is imminent in the near future, although no assurance can be made as to the amount of funds, if any, or the terms thereof.

Current Business and Operation

The company has a focus and strategy to supply silicon wafers for the photovoltaic manufacturing sector. This leverages the existing company operations and planned production of upstream supply chain components (quartz sand, crucibles, silicon and polysilicon). The company is exploring partnerships with established incumbent manufacturers to reshore silicon wafer and solar photovoltaic cell production to the USA, Australia and Europe.

In 2024, the Company completed the acquisition of Ausquartz Group Holdings Pty Ltd, a company associated with our CEO, Jason May. Ausquartz specializes in the processing of high-purity quartz, a key upstream material for solar manufacturing. This acquisition was undertaken to secure strategic control over a critical raw material input—high-purity quartz—and to support the Company's vertical integration strategy. The transaction aligns with our broader business plan to develop a secure, domestic supply chain for silicon wafer manufacturing.

To further this strategy, in 2024, we established a wholly owned subsidiary, The Quartz & Silicon Materials Company Limited (“QSM”), to lead the development of integrated solar manufacturing projects. These include early-stage planning and permitting for:

•	A 10GW silicon wafer manufacturing facility in the U.S.
•	A 10GW wafer facility in Australia.
•	A 60,000 metric ton chemical-grade silicon smelter and a 30,000 metric ton solar-grade polysilicon plant, both in New Zealand.
•	Acquisition and development of quartz resources in Australia, Brazil, the U.S., Canada, and Europe.

Funding and Business Outlook

  The Company is currently engaged in advanced discussions with multiple large incumbent manufacturers regarding potential joint ventures and offtake agreements related to silicon ingot, wafer, and cell manufacturing.
  We are actively pursuing a combination of equity and debt financing, as well as governmental support under the U.S. One Big Beautiful Bill Act and Australia’s Made in Australia initiatives. While these discussions are ongoing, no binding agreements have been executed as of the date of this filing.
  The passage of the One Big Beautiful Bill Act in July 2025 has helped clarify the U.S. policy landscape, preserving critical incentives such as the Section 45 manufacturing production credit. This legislative clarity supports our confidence in pursuing domestic solar manufacturing projects.
  QSM’s business model is based on proven technologies with minimal R&D risk; the Company does not intend to develop new technology but rather to manufacture established silicon wafer products at scale. This lowers the technical and commercialization risks typically associated with early-stage manufacturing ventures.

Status of Commercial Product Development

  While the Company has not generated revenues in fiscal years 2023 or 2024, it made significant progress in engineering, planning, and permitting activities.
  The Company’s commercial product is standard silicon wafers used in the solar supply chain. These wafers are not subject to additional R&D prior to production. The remaining requirements are infrastructure development, equipment procurement, and commissioning.
  We anticipate initial sample production to begin following completion of financing and facility construction phases.

The Company is actively recruiting new members of the management team to assist with implementing its strategic plan. The company is re-engaging various opportunities that it was pursuing pre-pandemic.

Currently, GSTX is primarily focused upon completing development and initial sample production of commercially viable silicon wafers and solar cells. The goal for FY 2026 is to establish initial production and begin generating revenue.

Results of Operations.

Years Ended September 30, 2025 and 2024

	Years Ended
	September 30,
	2025	2024	Changes ($)
Loss from Operations	$(3,065,224)	(2,560,850)	$(504,374)
Other (Expense)/Income	$(241,981)	23,421	$(265,402)
Net Income (loss)	$(3,307,205)	$(2,537,429)	$(769,776)

For the years ended September 30, 2025 and 2024, we generated no revenues, and thus no cost of sales or gross profits.

For the years ended September 30, 2025 and 2024, we incurred $3,065,224 and $2,560,850, respectively in operating expenses. The operating expense increases are due primarily to increased costs of contracting professional services in the development of markets, financing, legal fees, and other general and administrative expenses.

For the years ended September 30, 2025 and 2024, our other income (expenses) consisted of the following:

	Years Ended
	September 30,
	2025	2024	Changes ($)
Other (Income) Expense:
Interest expense	$(187,965)	$(50,076)	$(137,889)
Other income	(53,814)	75,197	(129,011)
Impairment of assets	—	—	—
Foreign currency transaction gain	—	—	—
Change in fair value of derivative liability	—	—	—
Loss on extinguishment of debt	(202)	(1,700)	1,498
	$(241,981)	$23,421	$(265,402)

For the year ended September 30, 2025, we reported a net loss before taxes of $3,263,277 compared to a net loss before taxes of $2,744,857 for the year ended September 30, 2024. Since there were no tax obligations in either year, net loss in each year was the same as that reported before taxes.

Cash Flows

	Years Ended
	September 30,
	2025	2024	Changes ($)
Cash Flows used in Operating Activities	$(429,796)	(96,029)	$(333,767)
Cash Flows Provided (Used) by Investing Activities	$79,225	319	$78,906
Cash Flows provided by Financing Activities	$404,112	117,857	$286,255
Effect of exchange rate in cash	1,979	(21,396)	23,255
Net Change in Cash During Period	$55,520	$751	$54,769

Cash Flow from Operating Activities

Cash flows used in operating activities was $429,796 in the year ended September 30, 2025, while for the year ended September 30, 2024, the Company expended $96,029.

The increase in the year ended September 30, 2025 was primarily due to an increase in accounts payable and accrued expenses, primarily for legal and consulting expenses and due to related parties.

Cash Flow from Investing Activities

Net cash provided by investing activities includes proceeds received from the sale of shares of a subsidiary. The transactions relate to the Company’s sale of its ownership interest in the subsidiary during the year ended September 30, 2025.

Shareholder loans and some minimal funding activities were mainly significant in the year ended September 30, 2024.

Cash Flow from Financing Activities

Cash from financing activities in the year ended September 30, 2025 contributed $404,112, $395,106 from proceeds of convertible notes payable and $10,040 from the proceeds from issuance of common stock. Cash from financing activities in the year ended September 30, 2024 contributed $117,857, $110,857 from proceeds of convertible notes payable and $7,000 from the sales of shares.

Liquidity and Capital Resources.

Years Ended September 30, 2025 and 2024.

	September 30, 2025	September 30, 2024	Changes ($)
Cash	$57,365	$1,845	$55,520
Working capital deficit	$(4,749,158)	$(3,012,641)	$(1,736,517)
Total assets	$313,046	$306,713	$6,333
Total liabilities	$(4,869,739)	$(3,143,686)	$(1,726,053)
Total stockholders’ deficit	$(4,556,693)	$(2,836,973)	$(1,719,720)

As of September 30, 2025, we had total current liabilities of $4,817,878, while as of September 30, 2024 we had total current liabilities of $3,026,409, an increase of $1,791,469. The increase in current liabilities was primarily due to an increase of consulting fees.

As of September 30, 2025, we had a working capital deficit of $4,749,158 compared to a working capital deficit of $3,012,641 as of September 30, 2024. As of September 30, 2025, we had cash and cash equivalents of $57,365 and total assets of $313,046 compared to cash and cash equivalents of $1,845 and total assets of $306,713 as of September 30, 2024.

General Discussion.

Whereas management has been successful in the past in raising capital, there are no assurances that these sources of financing will continue to be available to us and/or that demand for our common stock will be sufficient to meet our capital needs, or that financing will be available on terms favorable to us. If funding is insufficient at any time in the future, we may not be able to take advantage of business opportunities or respond to competitive pressures or may be required to reduce the scope of our planned product development and marketing efforts, any of which could have a negative impact on its business and operating results. In addition, insufficient funding may have a material adverse effect on our financial condition, which could require it to:

·	seek joint venture partners;
·	monetize its assets;
·	seek arrangements with strategic partners or other parties that may require the company to relinquish significant rights to products, technologies or markets; or
·	explore other strategic alternatives, including a merger or sale of our company.
·	Cease current operations

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

Inflation.

The impact of inflation on our costs and the ability to pass on cost increases to its customers over time is dependent upon market conditions. We are not aware of any inflationary pressures that have had any significant impact on its operations over the past year and we do not anticipate that inflationary factors will have a significant impact on future operations.

MARKET ENVIRONMENT

Our business and financial performance are affected by global economic conditions, including interest rate volatility, inflation, regulatory and tax uncertainty, and evolving trade policies. During fiscal year 2024 and 2025, market uncertainty driven by rising interest rates, inflationary pressures, tariffs, regulatory changes, and supply constraints has negatively impacted our operations. Our operations are exposed to trade policy risks, including changes in tariffs, duties, and trade restrictions.

Federal tax policy is a critical factor affecting our business. In July 2025, the One Big Beautiful Bill Act (OBBB) was enacted, modifying tax incentives which significantly benefit our business model. While the law preserves the Section 45x Manufacturing Credit for solar manufacturing through 2033, it shortens the availability of the credit to the end of 2032 and introduces new Prohibited Foreign Entity restrictions that could limit access to tax credits or increase project costs. Regulatory implementation of the OBBB may create additional uncertainty or delays in monetizing tax credits, which could adversely affect our business and financial results. The solar energy industry is an emerging market which is constantly evolving and may not develop to the size or at the rate we expect.

SOLAR GROWTH

The United States is undergoing a structural transformation of its energy system driven by rising electricity demand from data centers, artificial intelligence, manufacturing, and broader electrification of the economy. Solar is an important part of this energy mix.

The U.S. solar market has been growing at a record pace, with nearly 50 GW installed in 2024, a 21% increase over 2023. Solar represents the majority of new generating capacity added in 2024 and 2025. The outlook for solar in the U.S. remains robust, with Q3 2025 installations of 11.7 GW, an approximate 20% increase from 2024. The outlook for domestic manufacturing, the picture is materially stronger than a few years ago: the U.S. now has approximately 64.8 GW of module manufacturing capacity online, enough to supply most expected 2025 demand. However, cells and especially silicon wafers/ingots are still the tighter links in the solar supply chain.

We believe the electrification of the U.S. economy, supported by solar and battery storage, represents a significant long-term opportunity for the Company. Through our planned manufacturing and product offerings, the Company aims to be a leading manufacturer of upstream solar materials for the domestic manufacturing sector, supporting the transition to a cleaner energy system.

Going Concern and Management’s Liquidity Plans.

As reflected in the consolidated financial statements, the Company had an accumulated deficit at September 30 2025, a net loss and net cash used in operating activities for the year then ended and has generated no revenues since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year from the issuance date of the consolidated financial statements.

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

A summary of the significant accounting policies applied in the preparation of the accompanying financial statements follows:

Segment Reporting – Effective for the fiscal year ended September 30, 2025, the Company adopted the provisions of ASC 2023-07, “Segment Reporting” (Topic 280): Improvements to Reportable Segment Disclosures. Operating segments are components of an enterprise about which separate financial information is available and are evaluated regularly by management, namely the Chief Operating Decision Maker (“CODM”), in order to assess performance and allocate resources. The Company has identified its Chief Executive Officer as the CODM.

The CODM evaluates the Company’s financial results and allocates resources on a consolidated basis. Based on this evaluation, the Company has determined that it operates as a single operating and reportable segment.

Although the Company has identified geographic regions for purposes of internal review and future revenue analysis, the Company and its subsidiaries have not generated any revenues to date. Accordingly, no geographic revenue information has been presented for the fiscal year ended September 30, 2025.

The Company’s assets are located in multiple jurisdictions and are managed on a consolidated basis. Because the Company operates as a single operating unit and has not generated revenues to date, management believes that presenting additional geographic asset information would not be meaningful. The Company will reassess its segment and geographic reporting disclosures as operations expand and revenues are generated.

In accordance with ASC 280, the Company provides the following segment information:

Year Ended 2025

Revenue	$—

Total Operating Expenses	3,065,224

Loss From Operations	(3,065,224)

Total Other Income (Expense)	(241,981)

Net Income (Loss)	(3,307,205)

Net Loss Attributed to Non-Controlling Interest	2,609

Other Comprehensive Income	41,319

Net Comprehensive Loss	$(3,263,277)

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

The Company determines our derivative liabilities to be a Level 3 fair value measurement and uses the Binomial pricing model to calculate the fair value. There are no derivative liabilities as of September 30, 2025 and 2024. The Binomial model requires six basic data inputs: the exercise or strike price, time to expiration, the risk-free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of each convertible note is estimated using the Binomial valuation model.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Graphene & Solar Technologies Limited

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Graphene & Solar Technologies Limited (the Company) as of September 30, 2025 and 2024, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ deficit, and cash flows for each of the years in the two-year period ended September 30, 2025, and the related notes (collectively referred to as the financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the two-year period ended September 30, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ M&K CPAS, PLLC

M&K CPAS, PLLC

We have served as the Company’s auditor since 2020

The Woodlands, TX

February 24, 2026

GRAPHENE & SOLAR TECHNOLOGIES LIMITED

 CONSOLIDATED BALANCE SHEETS

	September 30,	September 30,
	2025	2024
Assets
Current Assets:
Cash	$57,365	$1,845
Prepaid expenses	11,355	11,923
Total Current Assets	68,720	13,768
Other Assets:
Furniture and equipment, net of depreciation $89,418 and $88,064	19,465	26,262
Other Receivable	1,645	89,864
Other Assets	116,192	16,204
Right of Use Asset	107,024	160,615
Total Assets	$313,046	$306,713

Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable and other payable	$1,866,742	$1,339,057
Accrued interest payable	248,881	222,679
Due to related party	1,836,248	809,080
Lease liability	59,834	46,968
Notes payable – $60,000 in default, at 09/30/25 and 09/30/24	312,316	324,928
Notes payable – related party	94,804	97,395
Convertible notes payable, net of discount, $117,185 and $1,129	184,828	101,876
Convertible notes payable – related party, net of discount, $58,452 and $4,083	214,225	84,426
Total Current Liabilities	4,817,878	3,026,409

Lease Liability	51,861	117,277
Total Liabilities	$4,869,739	$3,143,686

Stockholders’ Deficit
Preferred stock: 10,000,000 shares authorized; $0.00001 par value; no shares issued and outstanding	—	—
Common stock: 800,000,000 shares authorized; $0.00001 par value; 726,194,059 and 569,779,887 shares issued and outstanding	7,262	5,698
Additional paid-in capital	69,708,061	68,769,472
Stock Receivable	(795,000)	(795,000)
Stock Payable	606,635	—
Accumulated deficit	(74,320,226)	(71,015,630)
Accumulated other comprehensive income	239,991	198,672
Non-Controlling Interest	(3,416)	(185)
Total Stockholders’ Deficit	(4,556,693)	(2,836,973)
Total Liabilities and Stockholders’ Deficit	$313,046	$306,713

The accompanying notes are an integral part of these consolidated financial statements.

GRAPHENE & SOLAR TECHNOLOGIES LIMITED

 CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Years Ended
	September 30,
	2025	2024

Revenue	$—	$—

Operating Expenses:
Professional Services	2,907,054	2,466,927
General and administrative	158,170	93,923
Total operating expenses	3,065,224	2,560,850

Loss from operations	(3,065,224)	(2,560,850)

Other Income (Expense):
Other income (expense)	(53,814)	75,197
Interest expense	(187,965)	(50,076)
Loss on extinguishment of debt	(202)	(1,700)
Total Other Income (Expense)	(241,981)	23,421

Net Income (Loss) from continuing operations	$(3,307,205)	$(2,537,429)

Net Loss from discontinued operations	—	(103,308)

Net Income (Loss)	(3,307,205)	(2,640,737)

Net Loss attributed to non-controlling interest	2,609	185

Net Loss attributed to Graphene & Solar Technologies Ltd.	$(3,304,596)	$(2,640,552)

Other Comprehensive Income	41,319	(104,305)

Net Comprehensive Loss	$(3,263,277)	$(2,744,857)

Net Loss available to common shareholders	$(3,263,277)	$(2,744,857)

Income (Loss) per share:
Basic and diluted loss per common share	$(0.00)	$(0.01)
Weighted average number of common shares outstanding	667,059,931	454,398,726

 The accompanying notes are an integral part of these consolidated financial statements.

GRAPHENE & SOLAR TECHNOLOGIES LIMITED

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Common Stock		Additional	Stock	Stock	Non-Controlling	Accumulated	Accumulated Comprehensive	Stockholders’
	Shares	Amount	Paid-in	Receivable	Payable	Interest	Deficit	Income	Deficit
Balance September 30, 2023	421,292,610	4,213	63,883,859	(795,000)	—	—	(68,375,078)	302,977	(4,979,029)
Shares issued for cash	700,000	7	6,993	—	—	—	—	—	7,000
Stock-based compensation	27,000,000	270	296,405	—	—	—	—	—	296,675
Debt Settlement	16,687,277	167	2,204,016	—	—	—	—	—	2,204,183
Debt Discount on Notes Payable	1,600,000	16	20,705	—	—	—	—	—	20,721
Shares issued for Debt Extinguishment	500,000	5	1,695	—	—	—	—	—	1,700
Sale of Subsidiary	—	—	1,646,819	—	—	—	—	—	1,646,819
Shares issued for acquisition of Ausquartz	100,000,000	1,000	709,000	—	—	—	—	—	710,000
Investment in Subsidiary	2,000,000	20	(20)	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	(104,305)	(104,305)
Other comprehensive income, net of tax	—		—	—	—	(185)	(2,640,552)	—	(2,640,737)
Balance September 30, 2024	569,779,887	5,698	68,769,472	(795,000)	—	(185)	(71,015,630)	198,672	(2,836,973)
Shares issued for cash	1,000,000	10	9,990	—	40	—	—	—	10,040
Stock-based compensation	85,203,544	852	389,067	—	900	—	—	—	390,819
Debt Discount on Notes Payable	39,510,628	395	291,664	—	—	—	—	—	292,059
Shares issued for Debt Extinguishment	30,700,000	307	168,021	—	553,550	—	—	—	721,878
Sale of Subsidiary Shares	—	—	79,847	—	—	(622)	—	—	79,225
Conversion of Debt	—	—	—	—	52,145	—	—	—	52,145
Foreign currency translation adjustment	—	—	—	—	—	—	—	41,319	41,319
Other comprehensive income, net of tax	—		—	—	—	(2,609)	(3,304,596)	—	(3,307,205)
Balance September 30, 2025	726,194,059	7,262	69,708,061	(795,000)	606,635	(3,416)	(74,320,226)	239,991	(4,556,693)

The accompanying notes are an integral part of these consolidated financial statements.

GRAPHENE & SOLAR TECHNOLOGIES LIMITED

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	September 30,
	2025	2024
Cash flows from operating activities
Net Income (loss)	$(3,307,205)	$(2,640,737)
Adjustments to reconcile net income/(loss) to net cash from operating activities:
Stock-based compensation	390,819	296,675
Stock-based compensation for acquisition of subsidiary	—	710,000
Compensation to management for acquisition of subsidiary	—	169,503
Depreciation expense	4,352	338
Loss on Debt Extinguishment	202	1,700
Amortization of discount	117,946	18,205
Changes in operating assets and liabilities:
Accounts payable	606,942	408,012
Accrued interest payable	69,288	32,309
Other assets	(100,760)	—
Other receivables	81,954	3,268
Right of use assets	44,832	7,349
Lease liabilities	(43,648)	(6,764)
Due to related parties	1,705,482	904,113
Net cash used in operating activities	(429,796)	(96,029)

Cash flows from investing activities
Sale of Subsidiary Shares	79,225	—
Cash acquired from purchase of subsidiary	—	319
Net cash from investing activities	79,225	319

Cash flows from financing activities
Proceeds from issuance of common stock	10,040	7,000
Principal Payments on Debt – related party	(1,034)	—
Issuance of convertible note	220,106	—
Issuance of convertible note – related party	175,000	110,857
Net cash from financing activities	404,112	117,857

Effect of currency translations to cash flow	1,979	(21,396)
Net change in cash and cash equivalents	55,520	751
Beginning of Period	1,845	1,094
End of Period	$57,365	$1,845

Supplemental cash flow information
	2025	2024
Interest paid	$—	$—
Taxes	$—	$—
Non-cash investing and financing activities:
Settlement of Debt for Common Stock	$721,878	$2,204,183
Issuance of Common Stock as Debt Discount	292,059	20,721
Capitalization of Interest	9,168	—

The accompanying notes are an integral part of these consolidated financial statements.

GRAPHENE & SOLAR TECHNOLOGIES LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2025 AND 2024

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

Going Concern – The Company has incurred cumulative net losses since inception of $74,320,226 at September 30, 2025. Accordingly, it requires capital to fund working capital deficits and for future operating activities to take place. The Company’s ability to raise new funds through the future issuances of debt or common stock is unknown. The obtainment of additional financing, the successful development of a plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability of the Company to continue its operations is dependent on management’s plans, which include the raising of capital through debt and/or equity markets, with some additional funding from other traditional financing sources, including term notes, until such time that funds provided by operations are sufficient to fund working capital requirements. The Company may need to incur additional liabilities with certain related parties to sustain the Company’s existence. There can be no assurance that the Company will be able to raise any additional capital and therefore raise doubt about the Company’s ability to continue as a going concern.

Future issuances of the Company’s equity or debt securities will be required for the Company to finance operations and continue as a going concern. The financial statements do not include any adjustments that may result from the outcome of these uncertainties.

Going Concern

The Company’s consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has not generated any revenues from operations to date and does not expect to do so in the foreseeable future. The Company has a stockholders’ deficit as of September 30, 2025. Furthermore, the Company has experienced recurring operating losses and negative operating cash flows since inception and has financed its working capital requirements during this period primarily through the recurring sale of its equity securities.

As a result, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the consolidated financial statements are being issued. In addition, the Company’s independent registered public accounting firm, in their report on the Company’s consolidated financial statements for the year ended September 30, 2025, has also expressed substantial doubt about the Company’s ability to continue as a going concern.

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

At September 30, 2025, the Company had cash of $57,365 available to fund its operations. The Company needs to raise additional capital during the year ending September 30, 2026 to fund its ongoing business activities.

The amount and timing of future cash requirements during the year ended September 30, 2026 will depend on the extent of financing the Company is able to arrange. As market conditions present uncertainty as to the Company’s ability to secure additional funds, there can be no assurances that the Company will be able to secure additional financing on acceptable terms, or at all, as and when necessary to continue to conduct operations. If cash resources are insufficient to satisfy the Company’s ongoing cash requirements, the Company would be required to scale back or discontinue its technology and product development programs, or obtain funds, if available (although there can be no certainty), through strategic alliances that may require the Company to relinquish rights to certain of its assets, or to discontinue its operations entirely.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the financial statements of Graphene & Solar Technologies Limited and its wholly owned subsidiaries, The Quartz and Silicon Materials Company (“QSM”), The Quartz and Silicon Materials Company Pty Ltd (“QSM/AU”), Ausquartz Group Holdings (“AUS”), Wafer Manufacturing Corporation (“WMC”), Southland Silicon Materials (“SSM”), Graphene and Solar Technologies Limited (“GSTXNZ”), and Adaquo, LLC (“ADQ”). All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments. As of September 30, 2025 and 2024, the Company had $57,365 and $1,845 in cash, respectively, and no cash equivalents.

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

The Company is subject to U.S. federal income taxes and income taxes of various state tax jurisdictions. As the Company’s net operating losses have yet to be utilized, all previous tax years remain open to examination by Federal authorities and other jurisdictions in which the Company currently operates or has operated in the past. The Company had no unrecognized tax benefits, as of September 30, 2025, and does not anticipate any material amount of unrecognized tax benefits within the next 12 months.

The Company accounts for uncertainties in income tax law under a comprehensive model for the financial statement recognition, measurement, presentation, and disclosure of uncertain tax positions taken or expected to be taken in income tax returns as prescribed by GAAP. The tax effects of a position are recognized only if it is “more-likely-than-not” to be sustained by the taxing authority as of the reporting date. If the tax position is not considered “more-likely-than-not” to be sustained, then no benefits of the position are recognized. As of September 30, 2025, the Company had not recorded any liability for uncertain tax positions. In subsequent periods, any interest and penalties related to uncertain tax positions will be recognized as a component of income tax expense.

On December 22, 2017, the Tax Reform Act was signed into law. The Tax Reform Act is effective for tax years beginning on or after January 1, 2018, except for certain provisions, and resulted in significant changes to existing United States tax law, including various provisions that are expected to impact the Company. Among other provisions, the Tax Reform Act reduced the federal corporate tax rate from 35% to 21% effective January 1, 2018. The Company completed the accounting for the effects of the Tax Reform Act during the year ended September 30, 2025. Given that current deferred tax assets are offset by a full valuation allowance, these changes will have no impact on the balance sheet.

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

During the year ended September 30, 2025, the Company issued an aggregate of 156,414,172 shares of the Company’s common stock.

During the year ended September 30, 2025, the Company issued 85,203,544 shares of the Company’s common stock to members of the Board of Directors, employees, and consultants. The fair value of the shares, as determined by reference to the closing price of the Company’s common stock on each respective grant date, aggregated $390,819.

During the year ended September 30, 2024, the Company issued 27,000,000 shares of the Company’s common stock to members of the Board of Directors, employees, and consultants. The fair value of the shares, as determined by reference to the closing price of the Company’s common stock on each respective grant date, aggregated $296,675.

Total stock-based compensation expense was $390,819 and $296,675 for the years ended September 30, 2025 and 2024, respectively.

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

The common share equivalents of these securities have not been included in the calculations of loss per share because such inclusions would have an anti-dilutive effect as the Company has incurred losses during the years ended September 30, 2025 and 2024.

For the years ended September 30, 2025 and 2024, respectively, the following common stock equivalents were potentially dilutive.

	Years ended
	September 30,
	2025	2024
	(Shares)	(Shares)
Convertible notes payable	3,705,722	1,144,047

Foreign Currency

The functional currency of the Company’s foreign subsidiaries are primarily the respective local currency. Assets and liabilities of the Company’s foreign subsidiary are translated into U.S. Dollars at the year-end exchange rate, and revenues and expenses are translated at average monthly exchange rates. Translation gains and losses are recorded as a component of accumulated other comprehensive income (loss) within stockholders’ equity. All other foreign currency transaction gains and losses are included in other (income) expense, net.

Other comprehensive income was $41,319 for the year ended September 30, 2025, and other comprehensive loss of $104,305 for the year ended September 30, 2024.

Accumulated other comprehensive income was $239,991 and $198,672, as of September 30, 2025 and September 30, 2024, respectively.

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

	September 30,	September 30,
	2025	2024
Spot AUD: USD exchange rate	$0.6602	$0.6932
Average AUD: USD exchange rate	$0.6442	$0.6595

Related parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operational decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

Reclassifications

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

Recently Adopted Accounting Standards

Effective for the fiscal year ended September 30, 2025, the Company adopted the provisions of ASC 2023-07, “Segment Reporting” (Topic 280): Improvements to Reportable Segment Disclosures. See Segment Reporting.

Segment Reporting

Effective for the fiscal year ended September 30, 2025, the Company adopted the provisions of ASC 2023-07, “Segment Reporting” (Topic 280): Improvements to Reportable Segment Disclosures. Operating segments are components of an enterprise about which separate financial information is available and are evaluated regularly by management, namely the Chief Operating Decision Maker (“CODM”), in order to assess performance and allocate resources. The Company has identified its Chief Executive Officer as the CODM.

The CODM evaluates the Company’s financial results and allocates resources on a consolidated basis. Based on this evaluation, the Company has determined that it operates as a single operating and reportable segment.

Although the Company has identified geographic regions for purposes of internal review and future revenue analysis, the Company and its subsidiaries have not generated any revenues to date. Accordingly, no geographic revenue information has been presented for the fiscal year ended September 30, 2025.

The Company’s assets are located in multiple jurisdictions and are managed on a consolidated basis. Because the Company operates as a single operating unit and has not generated revenues to date, management believes that presenting additional geographic asset information would not be meaningful. The Company will reassess its segment and geographic reporting disclosures as operations expand and revenues are generated.

In accordance with ASC 280, the Company provides the following segment information:

Year Ended 2025
Revenue	$—

Total Operating Expenses	3,065,224

Loss From Operations	(3,065,224)

Total Other Income (Expense)	(241,981)

Net Income (Loss)	(3,307,205)

Net Loss Attributed to Non-Controlling Interest	2,609

Other Comprehensive Income	41,319

Net Comprehensive Loss	$(3,263,277)

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment as of September 30, 2025 and 2024 are summarized as follows:

	September 30,	September 30,
	2025	2024
Laboratory and factory equipment	$72,041	$76,609
Computers	3,999	4,094
Furniture and fixtures	32,843	33,623
	108,883	114,326
Less accumulated depreciation	(89,418)	(88,064)
Net property and equipment	$19,465	$26,262

Depreciation expense for the years ended September 30, 2025 and 2024 were $4,352 and $338, respectively.

NOTE 4 – OTHER ASSETS

Other assets consist of the following:

	September 30,	September 30,
	2025	2024
Security deposit – rental bond (Melbourne, Australia)	$15,432	$16,204
Deferred offering costs	100,760	—
Total other assets	$116,192	$16,204

The security deposit represents a rental bond paid in connection with the Company’s commercial lease agreement in Melbourne, Australia. The deposit is refundable at the conclusion of the lease, subject to the terms of the lease agreement.

Deferred offering costs consist of legal, accounting, and other professional fees incurred in connection with anticipated capital raising transactions. As of September 30, 2025, no offering had been completed. These costs have been capitalized in accordance with ASC 340-10 and will be offset against the proceeds of such offerings, if and when they occur.

NOTE 5 – NOTES PAYABLE

The Company’s material future contractual obligations by fiscal years as of September 30, 2025 and 2024 were as follows:

Description	September 30, 2025	September 30, 2024
Convertible notes payable, net of discount $119,014 and $1,129	$184,829	$101,876
Convertible notes payable – related party, net of discount $58,452 and $4,083	214,225	84,426
Notes Payable – $60,000 in default, at 09/30/25 and 09/30/24	$312,316	$324,928
Notes Payable – Related Parties	$94,804	$97,395

Convertible Notes Payable

On June 29, 2012, the Company issued convertible secured notes payable totaling $8,254,500 to a group of private investors. The notes matured on June 30, 2015. The notes, with interest at 15%, were convertible at the discretion of the holders, into common shares of the Company at the rate of $3.31 per share. Unable to make the required interest payment on March 31, 2014, the notes became due on demand. Effective June 17, 2014, with the noteholder approval, the assets securing the convertible notes were sold with the net proceeds of approximately $5,200,000 being distributed to the noteholders. Noteholders were to receive payment for the remaining balance due on the notes in the form of an exchange for the common stock of the Company at the rate of $3.31 per share. As of September 30, 2025 and September 30, 2024, the exchange obligation payable was $200,763 and $190,151, including accrued interest of $130,015 and $119,403, respectively. As of September 30, 2025 and September 30, 2024, the exchange obligation was for 60,653 shares and 57,447 shares of common stock, respectively.

On February 1, 2016, the Company issued convertible secured note payable of $30,000 to an individual. The note was due on January 31, 2017 and included interest at 10%. The note was convertible at discretion of the holder into common shares of the Company at the rate of $0.50 per share. The Company has not extended the maturity date and the note is in default. As of September 30, 2025 and September 30, 2024, the total convertible note payable balance was $59,005 and $56,005, including accrued interest of $29,005 and $26,005 respectively. As of September 30, 2025 and September 30, 2024, the exchange obligation was for 118,010 shares and 112,010 shares of common stock, respectively.

On November 21, 2024, the Company issued a convertible secured note payable of $100,000 to an individual. The note matures on November 21, 2026, and includes interest at 10%. The note is convertible at discretion of the holder into common shares of the Company at the rate of $0.25 per share. As of September 30, 2025 and September 30, 2024, the total convertible note payable balance is $108,329 and $0, including accrued interest of $8,329 and $0, respectively. As of September 30, 2025 and September 30, 2024, the exchange obligation is for 433,316 shares and 0 shares of common stock, respectively. In return for providing the loan, the Company authorized and issued 10,000,000 shares of common stock to the lender. The Company recorded an initial debt discount of $90,000 upon the issuance of the notes, with subsequent amortization of debt discount totaling $38,589.

On January 21, 2025, the Company issued a convertible secured note payable of $100,000 to an individual. The note matures on January 21, 2027, and includes interest at 10%. The note is convertible at discretion of the holder into common shares of the Company at the rate of $0.25 per share. As of September 30, 2025 and September 30, 2024, the total convertible note payable balance is $107,479 and $0, including accrued interest of $7,479 and $0, respectively. As of September 30, 2025 and September 30, 2024, the exchange obligation is for 429,916 shares and 0 shares of common stock, respectively. In return for providing the loan, the Company authorized and issued 10,000,000 shares of common stock to the lender. The Company recorded an initial debt discount of $100,000 upon the issuance of the notes, with subsequent amortization of debt discount totaling $34,521.

On February 26, 2025, the Company issued a convertible secured note payable of $16,665 to an individual. The note matures on February 26, 2027, and includes interest at 10%. The note is convertible at discretion of the holder into common shares of the Company at the rate of $0.25 per share. As of September 30, 2025 and September 30, 2024, the total convertible note payable balance is $17,770 and $0, including accrued interest of $1,105 and $0, respectively. As of September 30, 2025 and September 30, 2024, the exchange obligation is for 71,080 shares and 0 shares of common stock, respectively. In return for providing the loan, the Company authorized and issued 1,666,500 shares of common stock to the lender. The Company recorded an initial debt discount of $2,500 upon the issuance of the notes, with subsequent amortization of debt discount totaling $740.

On February 26, 2025, the Company issued a convertible secured note payable of $3,441 to an individual. The note matures on February 26, 2027, and includes interest at 10%. The note is convertible at discretion of the holder into common shares of the Company at the rate of $0.25 per share. As of September 30, 2025 and September 30, 2024, the total convertible note payable balance is $3,669 and $0, including accrued interest of $228 and $0, respectively. As of September 30, 2025 and September 30, 2024, the exchange obligation is for 14,676 shares and 0 shares of common stock, respectively. In return for providing the loan, the Company authorized and issued 344,128 shares of common stock to the lender. The Company recorded an initial debt discount of $516 upon the issuance of the notes, with subsequent amortization of debt discount totaling $153.

Convertible Notes Payable – Related Party

During the quarter ended December 31, 2023, the Company entered into an agreement to issue convertible notes payable with an accredited investor. Notably, there exists a professional relationship between the Company and the investor, facilitated by a mutual director serving on the boards of both entities. These notes carry an aggregate principal balance of $50,000 and accrue interest at a rate of 10% per annum. The notes matured in October 2024 and December 2024. Additionally, the notes offer the option for conversion into common shares of the Company at the discretion of the holder, with a conversion rate of $0.10 per share. As of September 30, 2025 and September 30, 2024, the total balance of promissory notes payable stood at $59,459 and $54,459, inclusive of accrued interest totaling $9,459 and $4,459, respectively. Moreover, as of September 30, 2025 and September 30, 2024, the exchange obligation associated with these notes amounted to 594,590 and 544,590 shares of common stock, respectively. In return for providing the loan, the Company authorized and issued 1,000,000 shares of common stock to the lender. The Company recorded an initial debt discount of $18,679 upon the issuance of the notes, with subsequent amortization of debt discount totaling $18,679. During the quarter ended December 31, 2024, the Company amended the note to extend the maturity date from October 2024 and December 2024 to December 2025. Additionally, the noteholder agreed to capitalize $5,294 of accrued interest into the principal balance of the note. As consideration for the extension, the Company issued 1,105,884 shares of common stock to the lender, valued at approximately $111, which was recorded as an expense during the period. All other terms of the note remain unchanged.

During the quarter ended March 31, 2024, the Company entered into an agreement to issue a convertible note payable with a director serving on the board. The note carries an aggregate principal balance of $27,828 and accrues interest at a rate of 10% per annum. The note matured in March 2025. Additionally, the note offers the option for conversion into common shares of the Company at the discretion of the holder, with a conversion rate of $0.10 per share. As of September 30, 2025 and September 30, 2024, the total balance of promissory notes payable stood at $33,479 and $30,696, inclusive of accrued interest totaling $5,651 and $2,868, respectively. Moreover, as of September 30, 2025 and September 30, 2024, the exchange obligation associated with these notes amounted to 334,790 and 306,960 shares of common stock, respectively. In return for providing the loan, the Company authorized and issued 750,000 shares of common stock to the lender. The Company recorded an initial debt discount of $2,493 upon the issuance of the notes, with subsequent amortization of debt discount totaling $2,493. During the quarter ended December 31, 2024, the Company amended the note to extend the maturity date from March 2025 to December 2025. Additionally, the noteholder agreed to capitalize $3,333 of accrued interest into the principal balance of the note. As consideration for the extension, the Company issued 623,220 shares of common stock to the lender, valued at approximately $62, which was recorded as an expense during the period. All other terms of the note remain unchanged.

During the quarter ended June 30, 2024, the Company entered into an agreement to issue a convertible note payable with a director serving on the board. The note carries an aggregate principal balance of $10,681 and accrues interest at a rate of 10% per annum. The note matured in June 2025. Additionally, the note offers the option for conversion into common shares of the Company at the discretion of the holder, with a conversion rate of $0.10 per share. As of September 30, 2025 and September 30, 2024, the total balance of promissory notes payable stood at $12,189 and $11,121 inclusive of accrued interest totaling $1,508 and $440, respectively. Moreover, as of September 30, 2025 and September 30, 2024, the exchange obligation associated with these notes amounted to 121,890 and 111,210 shares of common stock, respectively. In return for providing the loan, the Company authorized and issued 350,000 shares of common stock to the lender. The Company recorded an initial debt discount of $1,116 upon the issuance of the notes, with subsequent amortization of debt discount totaling $1,116. During the quarter ended December 31, 2024, the Company amended the note to extend the maturity date from June 2025 to December 2025. Additionally, the noteholder agreed to capitalize $541 of accrued interest into the principal balance of the note. As consideration for the extension, the Company issued 224,440 shares of common stock to the lender, valued at approximately $22, which was recorded as an expense during the period. All other terms of the note remain unchanged.

During the quarter ended December 31, 2024, the Company entered into an agreement to issue a convertible note payable with an officer of the Company. The note carries an aggregate principal balance of $100,000 and accrues interest at a rate of 10% per annum. The note matures in November 2026. Additionally, the note offers the option for conversion into common shares of the Company at the discretion of the holder, with a conversion rate of $0.25 per share. As of September 30, 2025 and September 30, 2024, the total balance of promissory notes payable stood at $108,329 and $0, inclusive of accrued interest totaling $8,329 and $0, respectively. Moreover, as of September 30, 2025 and September 30, 2024, the exchange obligation associated with these notes amounted to 433,316 and 0 shares of common stock, respectively. In return for providing the loan, the Company authorized and issued 10,000,000 shares of common stock to the lender. The Company recorded an initial debt discount of $90,000 upon the issuance of the notes, with subsequent amortization of debt discount totaling $38,712.

During the quarter ended June 30, 2025, the Company entered into an agreement to issue a convertible note payable with an officer of the Company. The note carries an aggregate principal balance of $25,000 and accrues interest at a rate of 10% per annum. The note matures in April 2027. Additionally, the note offers the option for conversion into common shares of the Company at the discretion of the holder, with a conversion rate of $0.25 per share. As of September 30, 2025 and September 30, 2024, the total balance of promissory notes payable stood at $26,253 and $0, inclusive of accrued interest totaling $1,253 and $0, respectively. Moreover, the exchange obligation associated with these notes amounted to 105,012 and 0 shares of common stock, respectively. In return for providing the loan, the Company authorized and issued 2,500,000 shares of common stock to the lender. The Company recorded an initial debt discount of $7,500 upon the issuance of the notes, with subsequent amortization of debt discount totaling $1,777.

During the quarter ended September 30, 2025, the Company entered into an agreement to issue a convertible note payable with an officer of the Company. The note carries an aggregate principal balance of $50,000 and accrues interest at a rate of 10% per annum. The note matures in August 2027. Additionally, the note offers the option for conversion into common shares of the Company at the discretion of the holder, with a conversion rate of $0.25 per share. As of September 30, 2025 and September 30, 2024, the total balance of promissory notes payable stood at $26,253 and $0, inclusive of accrued interest totaling $1,253 and $0, respectively. Moreover, the exchange obligation associated with these notes amounted to 105,012 and 0 shares of common stock, respectively. In return for providing the loan, the Company authorized and issued 5,000,000 shares of common stock to the lender. The Company recorded an initial debt discount of $1,500 upon the issuance of the notes, with subsequent amortization of debt discount totaling $103.

Notes Payable and Other Loans

During 2015 and 2016, the Company executed promissory notes payable with six individuals with an aggregate principal balance of $60,000. The notes were due on demand and included interest at 10%. As of September 30, 2025 and 2024, the total promissory notes payable balance was $120,726 and $114,726, including accrued interest of $60,726 and $54,726, respectively. On January 15, 2019, the holder of a note with a principal balance of $10,000 made demand for payment. To date, the note has not been paid.

On September 11, 2023, Ausquartz Sands Pty Ltd entered into a Loan Agreement with GVB GmbH for $250,000, with a fixed annual interest rate of 2.15% and a maturity date of August 31, 2025. This liability was assumed by the Company following its acquisition of Ausquartz Group Holdings Pty Ltd on July 28, 2024. As of September 30, 2025 and 2024, the total notes payable balance was $261,207 and $255,832, including interest of $11,207 and $5,832, respectively.

Related Party Loans

On February 28, 2023, the Company entered into a Promissory Loan Note with MI Labs Pty Ltd, in the amount of $50,000 (of which $46,043 was received by the company as of September 30, 2025) with a maturity date of February 28, 2024. The loan will accrue interest at the rate 10% per annum. As of September 30, 2025 and 2024, the total promissory notes payable balance was $55,819 and $51,214, including accrued interest of $9,775 and $5,171, respectively.

During July 2023, MI Labs Pty Ltd loaned Ausquartz Sands Pty Ltd $31,352. The loan is a demand note on zero interest. This liability was assumed by the Company following its acquisition of Ausquartz Group Holdings Pty Ltd on July 28, 2024.

On December 5, 2022, the Company entered into a Promissory Loan Note with Mr. Andrew Liang, in the amount of $20,000, with a maturity date of December 5, 2023. The loan will accrue interest at the rate of 10% per annum. As of September 30, 2025 and 2024, the total promissory notes payable balance was $25,671 and $23,671, including accrued interest of $5,671 and $3,671, respectively.

During the year ended September 30, 2020 a Company Advisor, A. Liang, loaned the Company $5,623. The loan is a demand note at zero interest.

NOTE 6 – STOCKHOLDERS’ EQUITY

Preferred Stock

No preferred shares have been designated by the Company as of September 30, 2025 and 2024.

Common Stock

156,414,172 new common shares were issued during the year ended September 30, 2025. The Company has a total of 5,778,367 shares that remain approved, reserved and outstanding and not yet issued by the Transfer Agent at September 30, 2025.

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

On July 1, 2025, the Company entered into a debt conversion agreement with a consultant to settle outstanding obligations totaling $40,000. Pursuant to the terms of the agreement, the Company issued 8,000,000 shares of common stock to the consultant in full satisfaction of the debt. The shares were valued at a fair value of $1,600, based on the market price of $0.0002 per share on the date of issuance. The Company recognized a gain on debt settlement of $38,400, representing the excess of the carrying amount of the debt over the fair value of the shares issued.

On July 1, 2025, the Company issued 500,000 shares of common stock to Mr. Jason May as compensation for board director services rendered during the fiscal year ended September 30, 2025. The shares were valued at a fair value of $100 on the grant date, based on the closing market price of $0.0002 per share.

On July 1, 2025, the Company issued 500,000 shares of common stock to Mr. David Halstead as compensation for board director services rendered during the fiscal year ended September 30, 2025. The shares were valued at a fair value of $100 on the grant date, based on the closing market price of $0.0002 per share.

On July 1, 2025, the Company issued 500,000 shares of common stock to Mr. Jeffrey Freedman as compensation for board director services rendered during the fiscal year ended September 30, 2025. The shares were valued at a fair value of $100 on the grant date, based on the closing market price of $0.0002 per share.

On July 1, 2025, the Company issued 500,000 shares of common stock to Mr. Andrew Liang as compensation for board director services rendered during the fiscal year ended September 30, 2025. The shares were valued at a fair value of $100 on the grant date, based on the closing market price of $0.0002 per share.

On July 1, 2025, the Company issued 500,000 shares of common stock to Mr. Charles Wantrup as compensation for board director services rendered during the fiscal year ended September 30, 2025. The shares were valued at a fair value of $100 on the grant date, based on the closing market price of $0.0002 per share.

Pursuant to the terms of a consulting agreement, the Company issued 250,000 shares of common stock to Brookside Communications as compensation for services rendered during the fiscal year ending September 30, 2025. The shares were valued at a fair value of $75 on the grant date, based on the closing market price of $0.0003 per share.

Pursuant to the terms of a consulting agreement, the Company issued 250,000 shares of common stock to Mr. Ilgar Isayev as compensation for services rendered during the fiscal year ending September 30, 2025. The shares were valued at a fair value of $50 on the grant date, based on the closing market price of $0.0002 per share.

Pursuant to the terms of a consulting agreement, the Company issued 250,000 shares of common stock to Mr. Stephen Barnett as compensation for services rendered during the fiscal year ending September 30, 2025. The shares were valued at a fair value of $50 on the grant date, based on the closing market price of $0.0002 per share.

Pursuant to the terms of a consulting agreement, the Company issued 500,000 shares of common stock to STR Ventures as compensation for services rendered during the fiscal year ending September 30, 2025. The shares were valued at a fair value of $100 on the grant date, based on the closing market price of $0.0002 per share.

Pursuant to the terms of a consulting agreement, the Company issued 1,000,000 shares of common stock to Mr. Peter Rocha as compensation for services rendered during the fiscal year ending September 30, 2025. The shares were valued at a fair value of $300 on the grant date, based on the closing market price of $0.0003 per share.

Pursuant to the terms of a consulting agreement, the Company issued 5,000,000 shares of common stock to Mr. Anthony Leigh as compensation for services rendered during the fiscal year ending September 30, 2025. The shares were valued at a fair value of $1,000 on the grant date, based on the closing market price of $0.0002 per share.

On August 11, 2025, the Company entered into a convertible loan agreement with an investor. Pursuant to the terms of the agreement, the Company issued 5,000,000 shares of common stock to the noteholder. The shares were valued at a fair value of $1,500, based on the market price of $0.0003 per share on the date of issuance.

On August 13, 2025, the Company entered into a debt conversion agreement with a consultant to settle outstanding obligations totaling $17,328. Pursuant to the terms of the agreement, the Company issued 500,000 shares of common stock to the consultant in full satisfaction of the debt. The shares were valued at a fair value of $150, based on the market price of $0.0003 per share on the date of issuance.

Pursuant to a Share Purchase Agreement entered into between the Company’s subsidiary, The Quartz & Silicon Materials Company Pty Ltd., and certain investors, the Company issued 400,000 shares of its common stock to such investors. As of this filing date, these shares were recorded as stock payable within the shareholders’ equity, pending issuance.

During the year ended September 30, 2025, the Company issued 83,250,000 shares of the Company’s common stock to members of the Board of Directors, employees, and consultants. The fair value of the shares, as determined by reference market price of the Company’s common stock on each grant date, aggregated $389,725.

Total stock-based compensation expense was $439,249 for the year ended September 30, 2025.

Non-Controlling Interest

Wafer Manufacturing Corporation (“WMC”) is a consolidated joint venture in which the Company holds a 75% ownership interest. The remaining 25% is owned by a non-controlling interest. As a majority owner, the Company consolidates WMC’s financial results in its consolidated financial statements.

For the year ended September 30, 2025, the Company recorded a gain of $2,609 attributable to the non-controlling interest in WMC, representing the portion of WMC’s net loss allocable to the minority ownership.

During the fiscal year, the Company sold shares of its subsidiary, The Quartz & Silicon Materials Company Pty Ltd. (“QSM/AU”), resulting in the purchase of 20.16% of the subsidiary’s outstanding equity by third-party investors and the creation of a non-controlling interest. In connection with the transaction, $622 was allocated to non-controlling interest within stockholders’ equity to reflect the ownership interest attributable to the minority shareholders.

NOTE 7 – RELATED PARTY

Due to related party

MI Labs Pty Ltd, a management company controlled by Mr. Jason May, the Company’s Chief Executive Officer and a Company Director, provides management services to the Company for which the Company is charged $25,000 monthly. During the year ended September 30, 2025, the Company incurred charges to operations of $300,000 with respect to this arrangement.

Russell Krause, the Chief Executive Officer for Ausquartz Group Holdings Pty Ltd, provides management services to the Company for which the Company was charged $25,000 monthly. During the year ended September 30, 2025, the Company incurred charges to operations of $250,000 with respect to this arrangement.

Peter Rocha, the Chief Executive Officer for The Quartz & Silicon Materials Company Limited, provides management services to the Company for which the Company was charged $20,833 monthly. During the year ended September 30, 2025, the Company incurred charges to operations of $62,499 with respect to this arrangement.

Sativus Investments, a management company controlled by Mr. Paul Saffron, the Company’s Chief Operations Officer, provides management services to the Company for which the Company is charged $20,000 monthly. During the year ended September 30, 2025, the Company incurred charges to operations of $240,000 with respect to this arrangement.

Parallel40 LLC, a management company controlled by Ms. Kristi Steele and Mr. David Hare, the Company’s Chief Sustainability Officers, provides management services to the Company for which the Company was charged $30,000 monthly. During the year ended September 30, 2025, the Company incurred charges to operations of $90,000 with respect to this arrangement.

Haminerals Pty Ltd, a management company controlled by Mr. Andrew Hamilton, the Company’s Chief Operations Officer (Australia), provides management services to the Company for which the Company was charged $20,000 monthly. During the year ended September 30, 2025, the Company incurred charges to operations of $240,000 with respect to this arrangement.

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

STR Ventures is considered a related party of the Company due to its ownership of more than 5% of the Company’s outstanding stock. As of the period ended September 30, 2025, the Company owed STR Ventures $338,300 in accrued consulting fees. These fees relate to ongoing consulting services provided by STR Ventures under the terms of an existing consulting agreement.

On June 27, 2024, the Company sold US Thin-Films Corporation, a wholly owned subsidiary, to Thin Film Technologies Ltd., a company controlled by Mr. David Halstead, a Company Director, for $1,000. This transaction resulted in a gain of $1,646,819, which was recorded in Additional Paid-In Capital. Prior to the sale, the Company has a net liability of $1,645,819.

As of September 30, 2025 and 2024, due to related parties was $1,836,248 and $809,080, respectively.

Stock-Based Compensation

During the years ended September 30, 2025 and 2024, stock-based compensation expense relating to directors, officers, affiliates and related parties was $274,450 (54,500,000 shares) and $291,600 (27,000,000 shares), respectively.

Related Party Acquisition

On July 28, 2024, the Company acquired Ausquartz Group Holdings Pty Ltd, an entity controlled by Mr. Jason May, who is a related party. The acquisition was approved by the Company’s Board of Directors, with any related parties recused from the approval process.

Further details regarding the acquisition are provided in NOTE 11.

NOTE 8 – INCOME TAXES

Graphene & Solar Technologies Limited (the “Company”) was incorporated in 2010 and initially operated exclusively in the United States. In 2017, the Company expanded internationally and now conducts operations through subsidiaries in multiple foreign jurisdictions.

The Company is subject to income taxation in the following jurisdictions:

  United States
  New Zealand
  Australia

Each subsidiary files income tax returns in its respective jurisdiction.

The Company accounts for income taxes under ASC 740, Income Taxes, using the asset and liability method. Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities, using enacted tax rates expected to apply when the differences reverse. A valuation allowance is recorded when it is more likely than not that deferred tax assets will not be realized.

For the year ended September 30, 2025, consolidated net loss was $3,304,596. Stock-based compensation of $390,819 is excluded from certain net operating loss calculations where not deductible for tax purposes.

Loss Before Income Taxes by Jurisdiction

Year Ended September 30	2025	2024
United States	(2,733,661)	(1,355,435)
New Zealand	(27,945)	(111,798)
Australia	(152,171)	—
Total Loss Before Income Taxes	(2,913,777)	(1,467,233)

Income Tax Provision — Year Ended September 30, 2025

	U.S.	NZ	AU	Total
Loss before income taxes	(2,733,661)	(27,945)	(152,171)	(2,913,777)
Statutory tax rate (%)	21	28	25
Tax benefit	(574,069)	(7,825)	(38,043)	(619,937)
Valuation allowance	574,069	7,825	38,043	619,937
Income tax expense (benefit)	—	—	—	—

Income Tax Provision — Year Ended September 30, 2024

	U.S.	NZ	AU	Total
Loss before income taxes	(1,355,435)	(111,798)	—	(1,467,233)
Statutory tax rate (%)	21	28	25
Tax benefit	(284,641)	(31,303)	—	(315,944)
Valuation allowance	284,641	31,303	—	315,944
Income tax expense (benefit)	—	—	—	—

Because the Company has incurred cumulative losses in all jurisdictions, management has determined that it is more likely than not that deferred tax assets will not be realized. Accordingly, a full valuation allowance has been recorded for all periods presented.

Deferred Tax Assets

Deferred tax assets consist primarily of net operating loss (“NOL”) carryforwards.

Net Operating Loss Carryforwards

At September 30, 2025 and 2024, NOL carryforwards were as follows:

Jurisdiction	2025	2024
United States	20,884,326	18,150,665
New Zealand	4,180,423	4,152,478
Australia	152,171	—
Total	25,216,920	22,303,143

U.S. NOLs generated prior to July 31, 2018 may be carried forward for twenty years. U.S. NOLs generated after that date may be carried forward indefinitely, subject to annual utilization limitations.

New Zealand and Australia NOLs may be carried forward indefinitely, subject to continuity of ownership and other statutory requirements.

Deferred Tax Assets and Valuation Allowance — September 30, 2025

Jurisdiction	Deferred Tax Assets	Valuation Allowance	Net Deferred Tax Asset
United States	4,385,708	(4,385,708)	—
New Zealand	1,170,518	(1,170,518)	—
Australia	42,608	(42,608)	—
Total	5,598,834	(5,598,834)	—

Deferred Tax Assets and Valuation Allowance — September 30, 2024

Jurisdiction	Deferred Tax Assets	Valuation Allowance	Net Deferred Tax Asset
United States	3,811,640	(3,811,640)	—
New Zealand	1,162,694	(1,162,694)	—
Australia	—	—	—
Total	4,974,334	(4,974,334)	—

The increase in deferred tax assets during 2025 is primarily attributable to current year operating losses in the United States and Australia.

Tax Reform

The U.S. Tax Cuts and Jobs Act reduced the federal corporate income tax rate from 34% to 21%. The Company has completed its accounting for the effects of the Act. Because deferred tax assets are fully offset by a valuation allowance, the Act has no net impact on the Company’s consolidated balance sheets.

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

As of September 30, 2025, the net loss from discontinued operations totaled $103,308.

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

As of September 30, 2025, the balance sheet includes a ROU asset of $107,024 and lease liabilities of $51,861 related to this lease.

The future minimum payments on operating leases for each of the next three years and in the aggregate amount to the following:

In USD
2025	$$46,968
2026	55,338
2027	61,939
Total operating lease liabilities	$$164,245

Rent expense for the years ended September 30, 2025 and 2024 was $63,607 and $11,453, respectively, and is included in “General and Administrative” expenses on the related statements of operations.

Finance Leases

As of September 30, 2025 and September 30, 2024, the Company had no finance leases.

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

NOTE 12 – OTHER RECEIVABLE

As of September 30, 2025, the balance of Other Receivables includes $1,645 related to a met refundable goods and services tax (“GST”) position of the Company’s Australian subsidiaries. The amount represents GST recoverable from local tax authorities and is included in other receivables in the consolidated balance sheets.

During the fiscal year, the Company entered into an arrangement with a third-party financing provider that advanced funds to the Company based on the anticipated rebate. Upon receipt of the rebate from the Australian Taxation Office in October 2024, the financing provider deducted its fees and remitted the net proceeds to the Company. During the year ended September 30, 2025, the Company collected $21,705. The remainder was written off to expenses.

NOTE 13 – OTHER INCOME

For the year ended September 30, 2024, the Company recognized $56,216 in Other Income related to government subsidies received by Ausquartz, a subsidiary of the Company based in Australia. These subsidies were provided by the Australian government under various support programs intended to assist businesses engaged in advanced manufacturing and innovation.

NOTE 14 – SUBSEQUENT EVENTS

Subsequent to September 30, 2025, the Company:

Mr. Jason May was granted 5,000,000 shares per annum, per the terms of his consulting agreement. As of this filing date, the shares have been approved but remain unissued.

Mr. Peter Rocha was granted 2,500,000 shares per annum, per the terms of his consulting agreement. As of this filing date, the shares have been approved but remain unissued.

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

Ms. Kristine Woo was granted 10,000,000 shares per annum, per the terms of her consulting agreement. As of this filing date, the shares have been approved but remain unissued.

Mr. Anthony Leigh was granted 1,000,000 shares per annum, per the terms of his consulting agreement. As of this filing date, the shares have been approved but remain unissued.

Mr. Ilgar Isayev was granted 500,000 shares per annum, per the terms of his consulting agreement. As of this filing date, the shares have been approved but remain unissued.

Mr. Steve Barnett was granted 250,000 shares per annum, per the terms of his consulting agreement. As of this filing date, the shares have been approved but remain unissued.

On October 22, 2025, the Company entered into a Promissory Loan Note with Parallel40 LLC, in the amount of $50,000, with a maturity date of October 22, 2027. The loan will accrue interest at the rate of 10% per annum. The Company issued 5,000,000 shares, per the terms of the agreement.

On October 22, 2025, the Company entered into a Promissory Loan Note with Corbin Hare, in the amount of $50,000, with a maturity date of October 22, 2027. The loan will accrue interest at the rate of 10% per annum. The Company issued 5,000,000 shares, per the terms of the agreement.

On October 22, 2025, Parallel40 LLC was approved to receive 8,000,000 shares as compensation for fundraising services. As of this filing date, the shares have been approved but remain unissued.

On November 19, 2025, Sativus Investments entered into a debt-to-equity agreement with the Company. Pursuant to the terms of the agreement, the Company is obligated to issue 43,000,000 shares. As of this filing date, the shares remain unissued.

Stuart Allen was granted 500,000 shares, per the terms of his consulting agreement. As of this filing date, the shares have been approved but remain unissued.

The Company has evaluated events occurring subsequent to September 30, 2025 through to the date these financial statements were issued and has identified no additional events requiring disclosure.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There are no changes in nor disagreements with accountants on accounting and financial disclosure. Effective for May 7, 2020, the firm of M&K CPAS PLLC was engaged to serve as the new principal accountant to audit our financial statements. The decision to retain this accountant for the years ended Sept 30, 2025 and 2024 was approved by our board of directors.

ITEM 9A. CONTROLS AND PROCEDURES.

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

As of the end of the period covered by this report, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2025 due to the material weaknesses in internal control over financial reporting described below.

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

Management conducted an assessment of the effectiveness of our internal control over financial reporting as of September 30, 2025 based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management concluded that our internal control over financial reporting was not effective as of September 30, 2025 due to the existence of the material weaknesses identified below:

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

Disclosure of Fraud

In connection with the certifications required under Rules 15d-14(a) and 15d-14(b) of the Exchange Act, our Chief Executive Officer and Chief Financial Officer have disclosed to our auditors, the audit committee of our board of directors, and in this report, any fraud, whether or not material, that involves management or other employees who have a significant role in the Company’s internal control over financial reporting. As of the date of this filing, management is not aware of any such instances of fraud that occurred during the fiscal year ended September 30, 2025.

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

Changes in Internal Control over Financial Reporting

Other than the remediation efforts described above, there were no changes in our internal control over financial reporting that occurred during the fourth quarter of our fiscal year ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Position
Jason May	53	Chief Executive Officer; Director

David A.B. Halstead	79	Chief Financial Officer; Director

Russell Krause	67	Chief Executive Officer/Ausquartz

Peter Rocha	53	Chief Executive Officer/QSM

Paul Saffron	58	Chief Operations Officer

Andrew Hamilton	51	Chief Operations Officer/Australia

Kristi Steele	47	Chief Sustainability Officer

David Hare	48	Chief Strategy Officer

Andrew Y. Liang	65	Director

Jeffrey Freedman	79	Director

Charles Wantrup	79	Director

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

Russell Krause.

Russell is an experienced investment banker and mining manager with excellent communication and business skills. His business career has extended over 35 years where he has worked on projects in Australia, New Zealand, North America, South America, Southeast Asia and Africa. Russell’s investment banking career commencing with Ord Minnet Securities and he has worked at Director level with organizations such as Bankers Trust, ANZ Securities and HPJDV and has been directly responsible for the corporate finance divisions and their staff. Russell is currently a Responsible Manager on the Novus Capital Limited, Australian Financial Services Licence No. 238168.

Russell has worked extensively in the Resources space and has held roles of Chairman, Director and Chief Executive Officer of various ASX listed and private resource companies and has significant experience in exploration, mining and production, processing and commodity sales. He has worked and overseen multiple companies in various commodities over the course of his career. Russell first worked with high purity quartz for the solar and semiconductor markets in 2011 until 2015, which is where he first worked with Jason May.

Russell has considerable experience with compliance and reporting as well as workplace health and safety procedures. He has also been Lead Lecturer or various subjects for the then Securities Industry of Australia courses.

Russell attended the Anglican Church Grammar School in Brisbane, Queensland and then studied a Bachelor of Law at Queensland University of Technology. He also holds an AFMA Diploma in Financial Markets.

Peter Rocha.

Pete Rocha is CEO of The Quartz & Silicon Materials, Americas. Pete has spent his 25+-year career building new teams, developing partnerships, and growing businesses, including the past 15 years in climate technology.  His work spans a variety of cleantech commercialization technologies and companies. Pete founded the Clean Hydrogen practice at LEC Partners, a boutique consultancy focused on providing client solutions for the energy transition. He previously co-founded Hydrogen Works, a technology development company focused on developing next-generation reversible solid oxide cells and their commercial applications. Additionally, he spent eight years in Business and Corporate Development at Chevron-Renewable Energy Group (REG), North America’s largest producer of biomass-based diesel.  At REG, he led a diverse portfolio of projects including feedstock diversification, due diligence of fuel production assets, and acquisition of distribution infrastructure assets. He has also been a Board Member and Strategic Advisor for numerous organizations.

He holds a Bachelor of Arts from Cornell University and an MBA from the University of Chicago’s Booth School of Business, with a concentration in Finance. Pete is a Colonel (Retired) in the US Army Reserves, with a distinguished 30-year national security career spanning multiple leadership roles at the tactical, operational, and strategic levels. He is currently an adjunct professor at the United States Army War College where he teaches courses on Energy Security and Strategic Leadership.

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

ITEM 11. EXECUTIVE COMPENSATION

The following discussion and tables set forth the compensation for the fiscal years ended September 30, 2025, and September 30, 2024, of our principal executive officer, our principal financial officer, and any other executive officers whose total compensation exceeded $100,000 (collectively, the "named executive officers" or "NEOs").

During fiscal year 2025, no cash compensation was paid to our named executive officers. However, the Company has recorded accruals for salary owed. In addition, our named executive officers received equity-based compensation during the fiscal year.

Name and Principal Position	Fiscal Year	Salary	Stock Awards (1)	Other Compensation (2)	Total
Jason May	2025	$0 (3)	$35,600	—	$35,600
Chief Executive Officer and Director	2024	$0 (3)	$14,800	—	$14,800
David Halstead	2025	$0 (3)	$30,100	—	$30,100
Chief Financial Officer and Director	2024	$0 (3)	$3,350	—	$3,350
Russell Krause	2025	$0 (3)	$41,250	—	$41,250
Chief Executive Officer/Ausquartz	2024	$0 (3)	—	—	—
Peter Rocha	2025	$0 (3)	$300	—	$300
Chief Executive Officer/QSM	2024	$0 (3)	—	—	—
Paul Saffron	2025	$0 (3)	$14,200	—	$14,200
Chief Operations Officer/USA	2024	$0 (3)	$14,800	—	$14,800
Andrew Hamilton	2025	$0 (3)	$14,200	—	$14,200
Chief Operations Officer/Australia	2024	$0 (3)	$30,000	—	$30,000
Kristi Steele	2025	$0 (3)	$7,100	—	$7,100
Chief Sustainability Officer	2024	$0 (3)	$30,500	—	$30,500
David Hare	2025	$0 (3)	$7,100	—	$7,100
Chief Strategy Officer	2024	$0 (3)	$30,500	—	$30,500
(1)	The amounts in this column reflect the aggregate grant-date fair value of stock awards granted during the year, computed in accordance with FASB ASC Topic 718.
(2)	All other compensation received that could not be properly reported in any other column of the table.
(3)	No cash salary was paid in 2025 or 2024. The Company accrued the salaries of the named executive officers, which remain unpaid as of September 30, 2025.

Salary and Accrued Compensation

No cash salary was paid to the named executive officers in 2025. However, in accordance with their respective compensation arrangements, the Company accrued the following unpaid salaries:

  Peter Rocha (CEO/QSM): $52,083 accrued for 2025
  Paul Saffron (COO/USA): $240,000 accrued for 2025
  Andrew Hamilton (COO/AUS): $240,000 accrued for 2025
  Kristi Steele (CSO): $180,000 accrued for 2025
  David Hare (CSO): $180,000 accrued for 2025

These amounts are recorded as liabilities on the Company's balance sheet and remain unpaid as of the date of this filing.

Equity Compensation

In 2025, the Company granted restricted stock units (RSUs) to the named executive officers as compensation for services rendered. The fair value of the awards was calculated based on the grant-date fair value in accordance with FASB ASC Topic 718.

  On October 1, 2024, Mr. Jason May received 5,000,000 RSUs valued at $35,500.
  On April 1, 2025, Mr. David Halstead received 10,000,000 RSUs valued at $30,000.
  On December 1, 2024, Mr. Russell Krause received 7,500,000 RSUs valued at $41,250.
  On July 15, 2025, Mr. Peter Rocha received 1,000,000 RSUs valued at $300.
  On October 1, 2024, Mr. Paul Saffron received 2,000,000 RSUs valued at $14,200.
  On October 1, 2024, Mr. Andrew Hamilton received 2,000,000 RSUs valued at $14,200.
  On October 1, 2024, Ms. Kristi Steele received 1,000,000 RSUs valued at $7,100.
  On October 1, 2024, Mr. David Hare received 1,000,000 RSUs valued at $7,100.

Director Compensation

The following members of our Board of Directors received equity-based compensation during the fiscal year ended September 30, 2025:

  On July 1, 2025, Mr. Jason May received 500,000 RSUs valued at $100.
  On July 1, 2025, Mr. David Halstead received 500,000 RSUs valued at $100.
  On July 1, 2025, Mr. Jeffrey Freedman received 500,000 RSUs valued at $100.
  On July 1, 2025, Mr. Andrew Liang received 500,000 RSUs valued at $100.
  On July 1, 2025, Mr. Charles Wantrup received 500,000 RSUs valued at $100.

Employment Agreements

The Company has consulting agreements with its named executive officers. However, it has agreed to accrue compensation for services performed in their executive roles.

  Jason May (CEO): Compensation accrues at $300,000 annually.
  Russell Krause (CEO/Ausquartz): Compensation accrues at $300,000 annually.
  Peter Rocha (CEO/QSM): Compensation accrues at $250,000 annually.
  Paul Saffron (COO/USA): Compensation accrues at $240,000 annually.
  Andrew Hamilton (COO/AUS): Compensation accrues at $240,000 annually.
  Kristi Steele (CSO): Compensation accrues at $180,000 annually.
  David Hare (CSO): Compensation accrues at $180,000 annually.

Performance bonuses are included in the agreements. These bonuses are payable at the end of the financial year only upon the achievement of business targets.

Compensation Policies and Practices as They Relate to Risk Management

The Company has reviewed its compensation policies and practices and determined that they do not create risks that are reasonably likely to have a material adverse effect on the Company.

Related Party Transactions / Conflicts (Item 402(r))

There were no compensation-related transactions with related parties, and no conflicts of interest were identified with respect to executive or director compensation during the reporting period.

Long-Term Incentive Plans. We do not provide our officers or employees with pension, stock appreciation rights, long-term incentive or other plans.

Employee Pension, Profit Sharing or other Retirement Plans. We do not have a defined benefit, pension plan, profit sharing or other retirement plan, although we may adopt one or more of such plans in the future.

Compensation of Directors During Years Ended September 30, 2025 and 2024. During the year ended September 30, 2025, our directors received annual compensation of 500,000 shares. During the year ended September 30, 2024, our directors received annual compensation of 500,000 shares.

Compensation Committee Interlocks and Insider Participation. During the years ended September 30, 2025 and 2024, none of our officers was also a member of the compensation committee or a director of another entity, which other entity had one of its executive officers serving as one of our directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information regarding the beneficial ownership of our common stock as of September 30, 2025. The table includes (i) each person known by us to beneficially own more than five percent (5%) of our outstanding common stock, (ii) each of our directors, (iii) each of our named executive officers, and (iv) all of our directors and executive officers as a group. As of September 30, 2025, there were 720,415,693 shares of common stock issued and outstanding.

Beneficial Owners of More Than 5%

Name of Beneficial Owner	Title / Position	Shares Beneficially Owned (1)	Percent of Class
Henosis Limited	—	119,505,500	16.6%
Phoenix Global Holdings Limited	—	108,681,762	15.1%
EKH International Co. Limited	—	50,000,000	6.9%
STR Ventures	—	37,171,807	5.2%
Directors and Named Executive Officers
Name of Beneficial Owner	Title / Position	Shares Beneficially Owned (1)	Percent of Class
Jason May	Chief Executive Officer, Director	232,687,262	32.3%
David Halstead	Chief Financial Officer, Director	22,547,660	3.1%
Jeffrey Freedman	Director	2,100,000	0.3%
Andrew Liang	Director	16,509,970	2.3%
Charles Wantrup	Director	7,500,000	1.0%
Russell Krause	Chief Executive Officer, Ausquartz	30,000,000	4.2%
Peter Rocha	Chief Executive Officer, The Quartz & Silicon Materials	1,000,000	0.1%
Paul Saffron	Chief Operations Officer, USA	9,000,000	1.3%
Andrew Hamilton	Chief Operations Officer, Australia	7,000,000	0.1%
David Hare	Chief Strategy Officer	24,500,000	3.4%

All directors and executive officers as a group (10 persons)		352,844,892	48.1%

Footnotes

(1)	Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes shares of common stock over which the beneficial owner has sole or shared voting or investment power, as well as shares of common stock that the beneficial owner has the right to acquire within 60 days of September 30, 2025, including through the exercise of stock options, warrants, or other rights.

(2)	The shares of common stock are held of record by Phoenix Global Holdings Limited and Pegasus Resources Limited, which are owned by the estate of Roger May. Jason May, as the beneficiary of the estate of Roger May and as the person who may be deemed to exercise voting and dispositive power over such shares, may be deemed to be the beneficial owner of such shares. Mr. May disclaims beneficial ownership of these shares except to the extent of his pecuniary interest therein.

(3)	Jason May may be deemed to be the beneficial owner of the shares of common stock held of record by Henosis Limited and the MANJI Family Trust as a result of his control of such entities and his exercise of voting and dispositive power over such shares. Mr. May disclaims beneficial ownership of these shares except to the extent of his pecuniary interest therein.

(4)	David Halstead may be deemed to be the beneficial owner of the shares of common stock held of record by Pagemark Investments Limited, NZ Macro Limited and Pagemark Limited as a result of his control of such entities and his exercise of voting and dispositive power over such shares. Mr. Halstead disclaims beneficial ownership of these shares except to the extent of his pecuniary interest therein.

(5)	Andrew Liang may be deemed to be the beneficial owner of the shares of common stock held of record by The Liang Family Trust as a result of his control of such trust and his exercise of voting and dispositive power over such shares. Mr. Liang disclaims beneficial ownership of these shares except to the extent of his pecuniary interest therein.

(6)	Charles Wantrup may be deemed to be the beneficial owner of the shares of common stock held of record by New Technologies Cluster Limited and Paul Krok Limited as a result of his control of such entities and his exercise of voting and dispositive power over such shares. Mr. Wantrup disclaims beneficial ownership of these shares except to the extent of his pecuniary interest therein.

(7)	Russell Krause may be deemed to be the beneficial owner of the shares of common stock held of record by Penause Pty Ltd as a result of his control of such entity and his exercise of voting and dispositive power over such shares. Mr. Krause disclaims beneficial ownership of these shares except to the extent of his pecuniary interest therein.

(8)	Paul Saffron may be deemed to be the beneficial owner of the shares of common stock held of record by Sativus Investments LLC as a result of his control of such entity and his exercise of voting and dispositive power over such shares. Mr. Saffron disclaims beneficial ownership of these shares except to the extent of his pecuniary interest therein.

(9)	Andrew Hamilton may be deemed to be the beneficial owner of the shares of common stock held of record by Haminerals Pty Ltd as a result of his control of such entity and his exercise of voting and dispositive power over such shares. Mr. Hamilton disclaims beneficial ownership of these shares except to the extent of his pecuniary interest therein.

(10)	David Hare may be deemed to be the beneficial owner of the shares of common stock held of record by Parallel40 LLC as a result of his control of such entity and his exercise of voting and dispositive power over such shares. Mr. Hare disclaims beneficial ownership of these shares except to the extent of his pecuniary interest therein.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

(a) None.

(b) The company considers Messrs. May, Halstead, Liang, Freedman, and Wantrup to be independent directors, as such term is defined by the NASDAQ Rules or Rule 10A-3 of the Exchange Act.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

M&K CPAS PLLC of Houston was engaged to audit our financial statements for the year ended September 30, 2025. The following table shows the fees billed to us for the period presented by M&K CPAS PLLC.

	Year Ended	Year Ended
	September 30, 2025	September 30, 2024

Audit Fees	$37,500	$47,500
Audit-Related Fees	$—	$—
Tax Fees	$—	$—

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 24th day of February 2026.

By:	/s/ JASON MAY
Jason May, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jason May	CEO & Director	February 24, 2026
Jason May

/s/ David A.B. Halstead	CFO & Director	February 24, 2026
David A.B. Halstead

/s/ Andrew Liang	Director	February 24, 2026
Andrew Liang

/s/ Jeffrey Freedman	Director	February 24, 2026
Jeffrey Freedman

/s/ Charles Wantrup	Director	February 24, 2026
Charles Wantrup