Form 10-K/A
period 2024-09-30
Graphene & Solar Technologies Ltd
filed 2026-03-18
CIK 1497649

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

Documents Incorporated by Reference: None

EXPLANATORY NOTE

The Company is filing this Amendment No. 2 to its Annual Report on Form 10-K (this “Amendment”) to (i) include the certifications of the Company’s Chief Financial Officer required by Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, which were not included in Amendment No. 1 to the Company’s Annual Report on Form 10-K, and (ii) include the Executive Compensation section that was not previously included in the Company’s Annual Report on Form 10-K originally filed with the Securities and Exchange Commission on July 15, 2025 (the “Original Filing”).

This Amendment does not otherwise modify, amend, or update any other information contained in the Original Filing or Amendment No. 1, and no changes have been made to the Company’s financial statements or other disclosures presented therein. Accordingly, this Amendment does not reflect events occurring after the date of the Original Filing and continues to speak as of the date of the Original Filing.

Except as expressly described above, this Amendment does not modify or update any other information presented in the Original Filing or Amendment No. 1 and should be read in conjunction with those filings and the Company’s other filings with the Securities and Exchange Commission.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, new certifications by the Company’s Chief Executive Officer and Chief Financial Officer are filed as exhibits to this Amendment. These certifications are filed solely to comply with the requirements of Section 302 of the Sarbanes-Oxley Act of 2002 in connection with this Amendment.

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

Brookside Communications was granted 250,000 shares per annum, per the terms of his consulting agreement. The company issued the shares in the fourth quarter of the fiscal year 2025.

Mr. Peter Rocha was granted 1,000,000 shares, per the terms of his consulting agreement. The company issued the shares in the fourth quarter of the fiscal year 2025.

Mr. Ilgar Isayev was granted 250,000 shares, per the terms of his consulting agreement. The company issued the shares in the fourth quarter of the fiscal year 2025.

Mr. Stephen Barnett was granted 250,000 shares, per the terms of his consulting agreement. The company issued the shares in the fourth quarter of the fiscal year 2025.

STR Ventures was granted 500,000 shares, as compensation for services rendered during the fiscal year ending September 30, 2025. The company issued the shares in the fourth quarter of the fiscal year 2025.

Mr. Anthony Leigh was granted 5,000,000 shares, as compensation for services rendered during the fiscal year ending September 30, 2025. The company issued the shares in the fourth quarter of the fiscal year 2025.

On August 11, 2025, the Company entered into a Promissory Loan Note with Parallel40 LLC, in the amount of US$50,000, with a maturity date of August 11, 2027. The loan will accrue interest at the rate of 10% per annum. Pursuant to the terms of the agreement, the Company issued 5,000,000 shares in the fourth quarter of fiscal year 2025.

On July 1, 2025, Mr. Russell Krause entered into a debt-to-equity agreement with the Company. Pursuant to the terms of the agreement, the Company issued 8,000,000 shares in the fourth quarter of fiscal year 2025.

On August 13, 2025, Mr. Arran Boote entered into a debt-to-equity agreement with the Company. Pursuant to the terms of the agreement, the Company issued 500,000 shares in the fourth quarter of fiscal year 2025.

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

ITEM 11. EXECUTIVE COMPENSATION

The following discussion and tables set forth the compensation for the fiscal years ended September 30, 2024, and September 30, 2023, of our principal executive officer, our principal financial officer, and any other executive officers whose total compensation exceeded $100,000 (collectively, the "named executive officers" or "NEOs").

During fiscal year 2024, no cash compensation was paid to our named executive officers. However, the Company has recorded accruals for salary owed. In addition, our named executive officers received equity-based compensation during the fiscal year.

Name and Principal Position	Fiscal Year	Salary	Stock Awards (1)	Other Compensation (2)	Total

Jason May	2024	$0 (3)	$14,800	—	$14,800
Chief Executive Officer and	2023	$0 (3)	$6,000	—	$6,000
Director

David Halstead	2024	$0 (3)	$3,350	—	$3,350
Chief Financial Officer and	2023	$0 (3)	—	—	—
Director

Paul Saffron	2024	$0 (3)	$14,800	—	$14,800
Chief Operations Officer/USA	2023	$0 (3)	$35,000	—	$35,000

Andrew Hamilton	2024	$0 (3)	$30,000	—	$30,000
Chief Operations Officer/AUS	2023	$0 (3)	—	—	—

Kristi Steele	2024	$0 (3)	$30,500	—	$30,500
Chief Sustainability Officer	2023	—		—	—

David Hare	2024	$0 (3)	$30,500	—	$30,500
Chief Strategy Officer	2023	—	—	—	—

(1)	The amounts in this column reflect the aggregate grant-date fair value of stock awards granted during the year, computed in accordance with FASB ASC Topic 718.
(2)	All other compensation received that could not be properly reported in any other column of the table.
(3)	No cash salary was paid in 2024 or 2023. The Company accrued the salaries of the named executive officers, which remain unpaid as of September 30, 2024.

Salary and Accrued Compensation

No cash salary was paid to the named executive officers in 2024. However, in accordance with their respective compensation arrangements, the Company accrued the following unpaid salaries:

  Jason May (CEO): $300,000 accrued for 2024
  David Halstead (CFO): $0 accrued for 2024
  Paul Saffron (COO/USA): $240,000 accrued for 2024
  Andrew Hamilton (COO/AUS): $100,000 accrued for 2024
  Kristi Steele (CSO): $45,000 accrued for 2024
  David Hare (CSO): $45,000 accrued for 2024

These amounts are recorded as liabilities on the Company's balance sheet and remain unpaid as of the date of this filing.

Equity Compensation

In 2024, the Company granted restricted stock units (RSUs) to the named executive officers as compensation for services rendered. The fair value of the awards was calculated based on the grant-date fair value in accordance with FASB ASC Topic 718.

  On October 1, 2023, Mr. Jason May received 2,000,000 RSUs valued at $14,800.
  On July 16, 2024, Mr. David Halstead received 500,000 RSUs valued at $3,350.
  On October 1, 2023, Mr. Paul Saffron received 2,000,000 RSUs valued at $14,800.
  On May 1, 2024, Mr. Andrew Hamilton received 5,000,000 RSUs valued at $30.000.
  On July 14, 2024, Ms. Kristi Steele received 2,500,000 RSUs valued at $30,500.
  On July 14, 2024, Mr. David Hare received 2,500,000 RSUs valued at $30,500.

Director Compensation

The following members of our Board of Directors received equity-based compensation during the fiscal year ended September 30, 2024:

  On July 16, 2024, Mr. David Halstead received 500,000 RSUs valued at $3,350.
  On July 16, 2024, Mr. Jeffrey Freedman received 500,000 RSUs valued at $3,350.
  On July 16, 2024, Mr. Andrew Liang received 500,000 RSUs valued at $3,350.
  On July 16, 2024, Mr. Charles Wantrup received 500,000 RSUs valued at $3,350.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

EXHIBIT INDEX

Number	Description

3.1	Articles of Incorporation, dated June 21, 2010 (incorporated by reference to Exhibit 3.1 of the Form S-1 filed on May 13, 2011).

3.2	Articles of Amendment, dated September 29, 2015 (filed herewith).

3.3	Articles of Amendment, dated July 5, 2017 (incorporated by reference to Exhibit 5.03 of the Form 8-K/A filed on October 4, 2017).

3.4	Articles of Amendment, dated September 18, 2018 (filed herewith).

3.5	Bylaws, dated June 21, 2010 (incorporated by reference to Exhibit 3.2 of the Form S-1 filed on May 13, 2011).

10.1	Asset Acquisition Agreement to Exchange Securities between Vanguard Energy Corporation and Solar Quartz Technologies, Inc., dated June 28, 2017 (incorporated by reference to Exhibit 10 of the Form 8-K/A filed on October 4, 2017).

14	Code of Ethics, dated March 2, 2011 (incorporated by reference to Exhibit 14 of the Form S-1 filed on May 13, 2011).

21	Subsidiaries (incorporated by reference to Form 10-K filed on September 7, 2018).

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 18th day of March 2026.

By:	/s/ JASON MAY
Jason May, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jason May	CEO & Director	March 18, 2026
Jason May

/s/ David A.B. Halstead	CFO & Director	March 18, 2026
David A.B. Halstead

/s/ Andrew Liang	Director	March 18, 2026
Andrew Liang

/s/ Jeffrey Freedman	Director	March 18, 2026
Jeffrey Freedman

/s/ Charles Wantrup	Director	March 18, 2026
Charles Wantrup