Form 10-Q
period 2025-12-31
Graphene & Solar Technologies Ltd
filed 2026-04-10
CIK 1497649

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2025

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

As of April 8, 2026, the registrant had 676,194,059 outstanding shares of common stock.

GRAPHENE & SOLAR TECHNOLOGIES LIMITED

FORM 10-Q

GRAPHENE & SOLAR TECHNOLOGIES LIMITED

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2025 (Unaudited)	September 30, 2025
Assets
Current Assets:
Cash	$78,842	$57,365
Prepaid expenses	11,512	11,355
Total Current Assets	90,354	68,720
Other Assets:
Furniture and equipment, net of depreciation $91,642 and $89,418	18,741	19,465
Other Receivable	2,172	1,645
Other Assets	116,405	116,192
Right of Use Asset	96,126	107,024
Total Assets	$323,798	$313,046

Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable and other payable	$1,897,000	$1,866,742
Accrued interest payable	271,258	248,881
Due to related party	1,531,763	1,836,248
Lease Liability	54,521	59,834
Notes payable – $60,000 in default, at 12/31/25 and 09/30/25	315,794	312,316
Notes payable – related party	95,200	94,804
Convertible notes payable, net of discount $94,012 and $117,185	258,701	184,828
Convertible notes payable – related party, net of discount $46,427 and $58,452	276,250	214,225
Total Current Liabilities	4,700,487	4,817,878

Lease Liability	46,056	51,861
Total Liabilities	$4,746,543	$4,869,739

Stockholders’ Deficit
Preferred stock: 10,000,000 shares authorized; $0.00001 par value; no shares issued and outstanding	—	—
Common stock: 1,500,000,000 shares authorized; $0.00001 par value; 726,194,059 and 726,194,059 shares issued and outstanding	7,262	7,262
Additional paid-in capital	69,971,613	69,708,061
Stock Receivable	(795,000)	(795,000)
Stock Payable	1,509,631	606,635
Accumulated deficit	(75,179,116)	(74,320,226)
Accumulated other comprehensive income	68,599	239,991
Non-Controlling Interest	(5,734)	(3,416)
Total Stockholders’ Deficit	(4,422,745)	(4,556,693)
Total Liabilities and Stockholders’ Deficit	$323,798	$313,046

 The accompanying notes are an integral part of these consolidated financial statements.

GRAPHENE & SOLAR TECHNOLOGIES LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ending December 31,
	2025	2024

Revenue	$—	$—

Operating Expenses:
Professional fees	714,731	945,655
General and administration	45,140	20,109
Total operating expenses	759,871	965,764

Loss from operations	(759,871)	(965,764)

Other Income (Expense):
Other income/(expense)	—	(57,256)
Interest expense	(59,092)	(19,597)
Loss on extinguishment of debt	(43,734)	—
Total Other Income (Expense)	(102,826)	(76,853)

Net Income (Loss) from continuing operations	$(862,697)	$(1,042,617)

Net Loss from discontinued operations	—	—

Net Income (Loss)	$(862,697)	$(1,042,617)

Net Loss attributed to non-controlling interest	3,807	105

Net Loss attributed to Graphene & Solar Technologies Ltd.	$(858,890)	$(1,042,512)

Other Comprehensive Income	171,392	102,104

Net Comprehensive Loss	$(687,498)	$(940,408)

Net Loss available to common shareholders	$(687,498)	$(940,408)

Basic and diluted loss per common share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	840,626,034	611,906,548

The accompanying notes are an integral part of these consolidated financial statements.

GRAPHENE & SOLAR TECHNOLOGIES LIMITED

 AND SUBSIDIARIES

 CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

(Unaudited)

Three Months Ended December 31, 2025 and 2024

	Common Stock		Additional	Stock	Stock	Non-Controlling	Accumulated	Accumulated Comprehensive	Stockholders’
	Shares	Amount	Paid-in	Receivable	Payable	Interest	Deficit	Income	Deficit
Balance September 30, 2025	726,194,059	7,262	69,708,061	(795,000)	606,635	(3,416)	(74,320,226)	239,991	(4,556,693)
Shares issued for cash	—	—	—	—	172,900	—	—	—	172,900
Stock-based compensation	—	—	—	—	48,015	—	—	—	48,015
Debt Discount on Notes Payable	—	—	—	—	1,000	—	—	—	1,000
Shares issued for Debt Extinguishment	—	—	—	—	177,934	—	—	—	177,934
Settlement of Related Party Debt	—	—	251,853	—	503,147	—	—	—	755,000
Sale of Subsidiary Shares	—	—	11,699	—	—	1,519	—	—	13,218
Foreign currency translation adjustment	—	—	—	—	—	(30)	—	(171,392)	(171,422)
Other comprehensive income, net of tax	—		—	—	—	(3,807)	(858,890)	—	(862,697)
Balance December 31, 2025	726,194,059	7,262	69,971,613	(795,000)	1,509,631	(5,734)	(75,179,116)	68,599	(4,422,745)

	Common Stock		Additional	Stock	Stock	Non-Controlling	Accumulated	Accumulated Comprehensive	Stockholders’
	Shares	Amount	Paid-in	Receivable	Payable	Interest	Deficit	Income	Deficit
Balance September 30, 2024	569,779,887	5,698	68,769,472	(795,000)	—	(185)	(71,015,630)	198,672	(2,836,973)
Stock-based compensation	53,453,544	535	321,311	—	—	—	—	—	321,846
Debt Discount on Notes Payable	20,000,000	200	94,536	—	—	—	—	—	94,736
Foreign currency translation adjustment	—	—	—	—	—	—	—	102,104	102,104
Other comprehensive income, net of tax	—		—	—	—	(105)	(1,042,512)	—	(1,042,617)
Balance December 31, 2024	643,233,431	6,433	69,185,319	(795,000)	—	(290)	(72,058,142)	300,776	(3,360,904)

The accompanying notes are an integral part of these consolidated financial statements.

GRAPHENE & SOLAR TECHNOLOGIES LIMITED

 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Three-Month Period Ended
	December 31, (Unaudited)
	2025	2024
Cash flows from operating activities
Net Income (loss)	$(862,697)	$(1,042,617)
Adjustments to reconcile net income/(loss) to net cash from operating activities:
Stock-based compensation	48,015	321,846
Depreciation expense	973	84
Loss on Debt Extinguishment	45,534	—
Amortization of discount	36,898	8,287
Changes in operating assets and liabilities:
Accounts payable	152,202	20,705
Accrued interest payable	22,297	11,310
Other assets	—	(150,000)
Other receivables	(509)	77,093
Right of use assets	12,134	10,961
Lease liabilities	(12,413)	(10,661)
Due to related parties	450,488	653,437
Net cash used in operating activities	(107,078)	(99,555)

Cash flows from investing activities
Sale of Subsidiary Shares	13,218	—
Cash acquired from purchase of subsidiary	—	—
Net cash from investing activities	13,218	—

Cash flows from financing activities
Proceeds from issuance of common stock	172,900	—
Due to Affiliates	—	(584)
Issuance of convertible note	50,000	100,000
Issuance of convertible note – related party	50,000	100,000
Net cash from financing activities	272,900	199,416

Effect of currency translations to cash flow	(157,563)	1,313
Net change in cash and cash equivalents	21,477	101,174
Beginning of Period	57,365	1,845
End of Period	$78,842	$103,019

Supplemental cash flow information
	2025	2024
Interest paid	$—	$—
Taxes	$—	$—
Non-cash investing and financing activities:
Settlement of Debt for Common Stock	$132,400	$—
Settlement of Related Party Debt	755,000	—
Issuance of Common Stock as Debt Discount	1,000	94,736
Capitalization of Interest	—	9,168

The accompanying notes are an integral part of these consolidated financial statements.

GRAPHENE & SOLAR TECHNOLOGIES LIMITED

 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION

These consolidated financial statements of Graphene & Solar Technologies Limited (GSTX or the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). In the opinion of management, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. Certain information, accounting policies and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to Securities and Exchange Commission (SEC) rules and regulations. These financial statements should be read along with Graphene & Solar’s audited financial statements as of September 30, 2025.

Going Concern – The Company has incurred cumulative net losses since inception of $75,179,116, as of December 31, 2025. Accordingly, it requires capital to fund working capital deficits and for future operating activities to take place. The Company’s ability to raise new funds through future issuances of debt or common stock is unknown. The obtainment of additional financing, the successful development of a plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability of the Company to continue its operations is dependent on management’s plans, which include the raising of capital through debt and/or equity markets, with some additional funding from other traditional financing sources, including term notes, until such time that funds provided by operations are sufficient to fund working capital requirements. The Company may need to incur additional liabilities with certain related parties to sustain the Company’s existence. There can be no assurance that the Company will be able to raise any additional capital and therefore raise doubt about the Company’s ability to continue as a going concern.

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

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the accounting and disclosure rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). A summary of the significant accounting policies applied in the preparation of the accompanying financial statements can be found in the Company’s Annual Report in form 10-K for the year ended September 30, 2025.

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

Cash and Cash Equivalents - Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments. As of December 31, 2025 and September 30, 2025, the Company had $78,842 and $57,365 in cash, respectively and no cash equivalents.

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

During the quarter ended December 31, 2025, the Company issued 0 shares of the Company’s common stock to members of the Board of Directors, employees, and consultants.

During the quarter ended December 31, 2024, the Company issued 51,500,000 shares of the Company’s common stock to members of the Board of Directors, employees, and consultants.

Total stock-based compensation expense was $48,015 and $321,311 for the quarters ended December 31, 2025 and 2024, respectively.

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

Other comprehensive income loss was $171,392 and $102,104 for the three months ended December 31, 2025 and 2024, respectively.

Accumulated other comprehensive income was $68,599 and $239,991, as of December 31, 2025 and September 30, 2025, respectively.

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

Segment Reporting

Effective as of the fiscal year ended September 30, 2025, the Company adopted the provisions of ASC 2023-07, “Segment Reporting” (Topic 280): Improvements to Reportable Segment Disclosures. Operating segments are components of an enterprise about which separate financial information is available and are evaluated regularly by management, namely the Chief Operating Decision Maker (“CODM”), in order to assess performance and allocate resources. The Company has identified its Chief Executive Officer as the CODM.

The CODM evaluates the Company’s financial results and allocates resources on a consolidated basis. Based on this evaluation, the Company has determined that it operates as a single operating and reportable segment.

Although the Company has identified geographic regions for purposes of internal review and future revenue analysis, the Company and its subsidiaries have not generated any revenues to date. Accordingly, no geographic revenue information has been presented for the quarter ended December 31, 2025.

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

In accordance with ASC 280, the Company provides the following segment information:

Three-Month Period Ended December 31, 2025
Revenue	$—

Total Operating Expenses	759,871

Loss From Operations	(759,871)

Total Other Income (Expense)	(102,826)

Net Income (Loss)	(862,697)

Net Loss Attributed to Non-Controlling Interest	3,807

Other Comprehensive Income	171,392

Net Comprehensive Loss	$(687,498)

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment as of December 31, 2025 and September 30, 2025 are summarized as follows:

	December 31,	September 30,
	2025	2025
Laboratory and factory equipment	$72,843	$72,041
Computers	4,074	3,999
Furniture and fixtures	33,465	32,843
	110,383	108,883
Less accumulated depreciation	(91,642)	(89,418)
Net property and equipment	$18,741	$19,465

Depreciation expense for the quarter ended December 31, 2025 and the year-end September 30, 2025 were $973 and $4,352, respectively.

NOTE 4 – OTHER ASSETS

Other assets consist of the following:

	December 31,	September 30,
	2025	2025
Security deposit – rental bond (Melbourne, Australia)	$15,645	$15,432
Deferred offering costs	100,760	100,760
Total other assets	$116,405	$116,192

The security deposit represents a rental bond paid in connection with the Company’s commercial lease agreement in Melbourne, Australia. The deposit is refundable at the conclusion of the lease, subject to the terms of the lease agreement.

Deferred offering costs consist of legal, accounting, and other professional fees incurred in connection with anticipated capital raising transactions. As of December 31, 2025, no offering had been completed. These costs have been capitalized in accordance with ASC 340-10 and will be offset against the proceeds of such offerings, if and when they occur.

NOTE 5 – NOTES PAYABLE

The Company’s indebtedness as of December 31, 2025 and September 30, 2025 were as follows:

Description	December 31, 2025	September 30, 2025
Notes payable – $60,000 in default, at 12/31/25 and 09/30/25	$315,794	$312,316
Notes payable – related party	95,200	94,804
Convertible notes, net of discount $94,012 and $119,014	$258,701	$184,829
Convertible notes payable – related party, net of discount $46,427 and $58,452	$276,250	214,225

Convertible Notes Payable

On June 29, 2012, the Company issued convertible secured notes payable totaling $8,254,500 to a group of private investors. The notes matured on June 30, 2015. The notes, with interest at 15%, were convertible at the discretion of the holders, into common shares of the Company at the rate of $3.31 per share. Unable to make the required interest payment on March 31, 2014, the notes became due on demand. Effective June 17, 2014, with the noteholder approval, the assets securing the convertible notes were sold with the net proceeds of approximately $5,200,000 being distributed to the noteholders. Noteholders were to receive payment for the remaining balance due on the notes in the form of an exchange for the common stock of the Company at the rate of $3.31 per share. As of December 31, 2025 and September 30, 2025, the exchange obligation payable was $184,611 and $182,622, including accrued interest of $132,004 and $130,015, respectively. As of December 31, 2025 and September 30, 2025, the exchange obligation was for 55,774 shares and 55,173 shares of common stock, respectively.

On February 1, 2016, the Company issued convertible secured note payable of $30,000 to an individual. The note was due on January 31, 2017 and included interest at 10%. The note was convertible at discretion of the holder into common shares of the Company at the rate of $0.50 per share. The Company has not extended the maturity date and the note is in default. As of December 31, 2025 and September 30, 2025, the total convertible note payable balance was $59,762 and $59,005, including accrued interest of $29,762 and $29,005 respectively. As of December 31, 2025 and September 30, 2025, the exchange obligation was for 119,524 shares and 118,010 shares of common stock, respectively.

On November 21, 2024, the Company issued a convertible secured note payable of $100,000 to an individual. The note matures on November 21, 2026, and includes interest at 10%. The note is convertible at discretion of the holder into common shares of the Company at the rate of $0.25 per share. As of December 31, 2025 and September 30, 2025, the total convertible note payable balance is $110,849 and $108,329 including accrued interest of $10,849 and $8,329 respectively. As of December 31, 2025 and September 30, 2025, the exchange obligation is for 443,396 shares and 433,316 shares of common stock, respectively. In return for providing the loan, the Company authorized and issued 10,000,000 shares of common stock to the lender. The Company recorded an initial debt discount of $90,000 upon the issuance of the notes, with subsequent amortization of debt discount totaling $49,932.

On January 21, 2025, the Company issued a convertible secured note payable of $100,000 to an individual. The note matures on January 21, 2027, and includes interest at 10%. The note is convertible at discretion of the holder into common shares of the Company at the rate of $0.25 per share. As of December 31, 2025 and September 30, 2025, the total convertible note payable balance is $110,000 and $107,479, including accrued interest of $10,000 and $7,479, respectively. As of December 31, 2025 and September 30, 2025, the exchange obligation is for 440,000 shares and 429,916 shares of common stock, respectively. In return for providing the loan, the Company authorized and issued 10,000,000 shares of common stock to the lender. The Company recorded an initial debt discount of $100,000 upon the issuance of the notes, with subsequent amortization of debt discount totaling $47,123.

On February 26, 2025, the Company issued a convertible secured note payable of $16,665 to an individual. The note matures on February 26, 2027, and includes interest at 10%. The note is convertible at discretion of the holder into common shares of the Company at the rate of $0.25 per share. As of December 31, 2025 and September 30, 2025, the total convertible note payable balance is $18,190 and $17,770, including accrued interest of $1,525 and $1,105, respectively. As of December 31, 2025 and September 30, 2025, the exchange obligation is for 72,760 shares and 71,080 shares of common stock, respectively. In return for providing the loan, the Company authorized and issued 1,666,500 shares of common stock to the lender. The Company recorded an initial debt discount of $2,500 upon the issuance of the notes, with subsequent amortization of debt discount totaling $1,055.

On February 26, 2025, the Company issued a convertible secured note payable of $3,441 to an individual. The note matures on February 26, 2027, and includes interest at 10%. The note is convertible at discretion of the holder into common shares of the Company at the rate of $0.25 per share. As of December 31, 2025 and September 30, 2025, the total convertible note payable balance is $3,756 and $3,669, including accrued interest of $315 and $228, respectively. As of December 31, 2025 and September 30, 2025, the exchange obligation is for 15,024 shares and 14,676 shares of common stock, respectively. In return for providing the loan, the Company authorized and issued 344,128 shares of common stock to the lender. The Company recorded an initial debt discount of $516 upon the issuance of the notes, with subsequent amortization of debt discount totaling $218.

On October 22, 2025, the Company issued a convertible secured note payable of $50,000 to an individual. The note matures on October 22, 2027, and includes interest at 10%. The note is convertible at discretion of the holder into common shares of the Company at the rate of $0.25 per share. As of December 31, 2025 and September 30, 2025, the total convertible note payable balance is $51,260 and $0, including accrued interest of $1,260 and $0, respectively. As of December 31, 2025 and September 30, 2025, the exchange obligation is for 205,040 shares and 0 shares of common stock, respectively. In return for providing the loan, the Company authorized and issued 5,000,000 shares of common stock to the lender. The Company recorded an initial debt discount of $500 upon the issuance of the notes, with subsequent amortization of debt discount totaling $48.

Convertible Notes Payable – Related Party

During the quarter ended December 31, 2023, the Company entered into an agreement to issue convertible notes payable with an accredited investor. Notably, there exists a professional relationship between the Company and the investor, facilitated by a mutual director serving on the boards of both entities. These notes carry an aggregate principal balance of $50,000 and accrue interest at a rate of 10% per annum. The notes matured in October 2024 and December 2024. Additionally, the notes offer the option for conversion into common shares of the Company at the discretion of the holder, with a conversion rate of $0.10 per share. As of December 31, 2025 and September 30, 2025, the total balance of promissory notes payable stood at $61,293 and $59,899, inclusive of accrued interest totaling $5,999 and $4,605, respectively. Moreover, as of December 31, 2025 and September 30, 2025, the exchange obligation associated with these notes amounted to 612,930 and 598,990 shares of common stock, respectively. In return for providing the loan, the Company authorized and issued 1,000,000 shares of common stock to the lender. The Company recorded an initial debt discount of $18,679 upon the issuance of the notes, with subsequent amortization of debt discount totaling $18,679. During the quarter ended December 31, 2024, the Company amended the note to extend the maturity date from October 2024 and December 2024 to December 2025. Additionally, the noteholder agreed to capitalize $5,294 of accrued interest into the principal balance of the note. As consideration for the extension, the Company issued 1,105,884 shares of common stock to the lender, valued at approximately $111, which was recorded as an expense during the period. All other terms of the note remain unchanged. In December 2025, the Company further amended the note to extend the maturity date to May 2026. As consideration for the extension, the Company issued 608,233 shares of common stock to the lender, valued at $8,698, which was recorded as an expense during the period. No other terms of the note were changed.

During the quarter ended March 31, 2024, the Company entered into an agreement to issue a convertible note payable with a director serving on the board. The note carries an aggregate principal balance of $27,828 and accrues interest at a rate of 10% per annum. The note matured in March 2025. Additionally, the note offers the option for conversion into common shares of the Company at the discretion of the holder, with a conversion rate of $0.10 per share. As of December 31, 2025 and September 30, 2025, the total balance of promissory notes payable stood at $34,542 and $33,756, inclusive of accrued interest totaling $3,381 and $2,595. Moreover, as of December 31, 2025 and September 30, 2025, the exchange obligation associated with these notes amounted to 345,420 and 337,560 shares of common stock, respectively. In return for providing the loan, the Company authorized and issued 750,000 shares of common stock to the lender. The Company recorded an initial debt discount of $2,493 upon the issuance of the notes, with subsequent amortization of debt discount totaling $2,493. During the quarter ended December 31, 2024, the Company amended the note to extend the maturity date from March 2025 to December 2025. Additionally, the noteholder agreed to capitalize $3,333 of accrued interest into the principal balance of the note. As consideration for the extension, the Company issued 623,220 shares of common stock to the lender, valued at approximately $62, which was recorded as an expense during the period. All other terms of the note remain unchanged. In December 2025, the Company further amended the note to extend the maturity date to May 2026. As consideration for the extension, the Company issued 342,771 shares of common stock to the lender, valued at $4,902, which was recorded as an expense during the period. No other terms of the note were changed.

During the quarter ended June 30, 2024, the Company entered into an agreement to issue a convertible note payable with a director serving on the board. The note carries an aggregate principal balance of $10,681 and accrues interest at a rate of 10% per annum. The note matured in June 2025. Additionally, the note offers the option for conversion into common shares of the Company at the discretion of the holder, with a conversion rate of $0.10 per share. As of December 31, 2025 and September 30, 2025, the total balance of promissory notes payable stood at $12,439 and $12,157, inclusive of accrued interest totaling $1,217 and $935, respectively. Moreover, as of December 31, 2025 and September 30, 2025, the exchange obligation associated with these notes amounted to 124,390 and 121,570 shares of common stock, respectively. In return for providing the loan, the Company authorized and issued 350,000 shares of common stock to the lender. The Company recorded an initial debt discount of $4,204 upon the issuance of the notes, with subsequent amortization of debt discount totaling $1,116. During the quarter ended December 31, 2024, the Company amended the note to extend the maturity date from June 2025 to December 2025. Additionally, the noteholder agreed to capitalize $541 of accrued interest into the principal balance of the note. As consideration for the extension, the Company issued 224,440 shares of common stock to the lender, valued at approximately $22, which was recorded as an expense during the period. All other terms of the note remain unchanged. In December 2025, the Company further amended the note to extend the maturity date to May 2026. As consideration for the extension, the Company issued 123,442 shares of common stock to the lender, valued at $1,765, which was recorded as an expense during the period. No other terms of the note were changed.

During the quarter ended December 31, 2024, the Company entered into an agreement to issue a convertible note payable with two officers of the Company. The note carries an aggregate principal balance of $100,000 and accrues interest at a rate of 10% per annum. The note matures in November 2026. Additionally, the note offers the option for conversion into common shares of the Company at the discretion of the holder, with a conversion rate of $0.25 per share. As of December 31, 2025 and September 30, 2025, the total balance of promissory notes payable stood at $110,849 and $108,329, inclusive of accrued interest totaling $10,849 and $8,329, respectively. Moreover, as of December 31, 2025 and September 30, 2025, the exchange obligation associated with these notes amounted to 443,396 and 433,316 shares of common stock, respectively. In return for providing the loan, the Company authorized and issued 10,000,000 shares of common stock to the lender. The Company recorded an initial debt discount of $90,000 upon the issuance of the notes, with subsequent amortization of debt discount totaling $50,055.

During the quarter ended June 30, 2025, the Company entered into an agreement to issue a convertible note payable with two officers of the Company. The note carries an aggregate principal balance of $25,000 and accrues interest at a rate of 10% per annum. The note matures in April 2027. Additionally, the note offers the option for conversion into common shares of the Company at the discretion of the holder, with a conversion rate of $0.25 per share. As of December 31, 2025 and September 30, 2025, the total balance of promissory notes payable stood at $26,884 and $26,253, inclusive of accrued interest totaling $1,884 and $1,253, respectively. Moreover, the exchange obligation associated with these notes amounted to 107,536 and 105,012 shares of common stock, respectively. In return for providing the loan, the Company authorized and issued 2,500,000 shares of common stock to the lender. The Company recorded an initial debt discount of $7,500 upon the issuance of the notes, with subsequent amortization of debt discount totaling $2,723.

During the quarter ended September 30, 2025, the Company entered into an agreement to issue a convertible note payable with two officers of the Company. The note carries an aggregate principal balance of $50,000 and accrues interest at a rate of 10% per annum. The note matures in August 2027. Additionally, the note offers the option for conversion into common shares of the Company at the discretion of the holder, with a conversion rate of $0.25 per share. As of December 31, 2025 and September 30, 2025, the total balance of promissory notes payable stood at $52,096 and $50,836, inclusive of accrued interest totaling $2,096 and $836, respectively. Moreover, the exchange obligation associated with these notes amounted to 208,384 and 203,344 shares of common stock, respectively. In return for providing the loan, the Company authorized and issued 5,000,000 shares of common stock to the lender. The Company recorded an initial debt discount of $1,500 upon the issuance of the notes, with subsequent amortization of debt discount totaling $292.

During the quarter ended December 31, 2025, the Company entered into an agreement to issue a convertible note payable with two officers of the Company. The note carries an aggregate principal balance of $50,000 and accrues interest at a rate of 10% per annum. The note matures in October 2027. Additionally, the note offers the option for conversion into common shares of the Company at the discretion of the holder, with a conversion rate of $0.25 per share. As of December 31, 2025 and September 30, 2025, the total balance of promissory notes payable stood at $51,260 and $0, inclusive of accrued interest totaling $1,260 and $0, respectively. Moreover, the exchange obligation associated with these notes amounted to 205,040 and 0 shares of common stock, respectively. In return for providing the loan, the Company authorized and issued 5,000,000 shares of common stock to the lender. The Company recorded an initial debt discount of $500 upon the issuance of the notes, with subsequent amortization of debt discount totaling $48.

Notes Payable and Other Loans

During 2015 and 2016, the Company executed promissory notes payable with six individuals with an aggregate principal balance of $60,000. The notes were due on demand and included interest at 10%. As of December 31, 2025 and September 30, 2025, the total promissory notes payable balance was $122,238 and $120,726, including accrued interest of $62,238 and $60,726, respectively. On January 15, 2019, the holder of a note with a principal balance of $10,000 made demand for payment. To date, the note has not been paid.

On September 11, 2023, Ausquartz Sands Pty Ltd entered into a Loan Agreement with GVB GmbH for $250,000, with a fixed annual interest rate of 2.15% and a maturity date of August 31, 2025. This liability was assumed by the Company following its acquisition of Ausquartz Group Holdings Pty Ltd on July 28, 2024. As of December 31, 2025 and September 30, 2025, the total notes payable balance was $262,561 and $261,207, including interest of $12,561 and $11,207, respectively.

Related Party Loans

On February 28, 2023, the Company entered into a Promissory Loan Note with MI Labs Pty Ltd, in the amount of US$50,000 (of which $46,043 was received by the company as of December 31, 2025) with a maturity date of February 28, 2024. The loan will accrue interest at the rate 10% per annum.

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

NOTE 6 – RELATED PARTY

MI Labs Pty Ltd, a management company controlled by Mr. Jason May, the Company’s Chief Executive Officer and a Company Director, provides management services to the Company for which the Company is charged $25,000 monthly. During the three months ended December 31, 2025, the Company incurred charges to operations of $75,000 with respect to this arrangement.

Sativus Investments, a management company controlled by Mr. Paul Saffron, the Company’s Chief Operations Officer, provides management services to the Company for which the Company is charged $20,000 monthly. During the three months ended December 31, 2025, the Company incurred charges to operations of $60,000 with respect to this arrangement.

Parallel40 LLC, a management company controlled by Ms. Kristi Steele and Mr. David Hare, the Company’s Chief Sustainability Officers, provides management services to the Company for which the Company was charged $30,000 monthly. During the three months ended December 31, 2025, the Company incurred charges to operations of $90,000 with respect to this arrangement.

Russell Krause, the Chief Executive Officer for Ausquartz Group Holdings Pty Ltd, provides management services to the Company for which the Company was charged $25,000 monthly. During the three months ended December 31, 2025, the Company incurred charges to operations of $75,000 with respect to this arrangement.

Haminerals Pty Ltd, a management company controlled by Mr. Andrew Hamilton, the Company’s Chief Operations Officer (Australia), provides management services to the Company for which the Company was charged $20,000 monthly. During the three months ended December 31, 2025, the Company incurred charges to operations of $60,000 with respect to this arrangement.

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

STR Ventures is considered a related party of the Company due to its ownership of more than 5% of the Company’s outstanding stock. As of the quarter ended December 31, 2025, the Company owed STR Ventures $393,300 in accrued consulting fees. These fees relate to ongoing consulting services provided by STR Ventures under the terms of an existing consulting agreement.

During the quarters ended December 31, 2025 and 2024, stock-based compensation expense relating to directors, officers, affiliates and related parties was $32,650 (43,250,000 shares) and $314,550 (50,500,000 shares), respectively.

NOTE 7 – STOCKHOLDERS’ EQUITY

There were no common shares issued during the quarter ended December 31, 2025. The Company has a total of 5,778,367 shares that remain approved, reserved and outstanding and not yet issued by the Transfer Agent at December 31, 2025.

Pursuant to the terms of a consulting agreement, the Company granted 5,000,000 shares of common stock to Mr. Jason May as compensation for services rendered during the fiscal year ending September 30, 2026. As of this filing date, these shares were recorded as stock payable within the shareholders’ equity, pending issuance.

Pursuant to the terms of a consulting agreement, the Company granted 2,000,000 shares of common stock to Mr. Paul Saffron as compensation for services rendered during the fiscal year ending September 30, 2026. As of this filing date, these shares were recorded as stock payable within the shareholders’ equity, pending issuance.

Pursuant to the terms of a consulting agreement, the Company granted 2,500,000 shares of common stock to Mr. Russell Krause as compensation for services rendered during the fiscal year ending September 30, 2026. As of this filing date, these shares were recorded as stock payable within the shareholders’ equity, pending issuance.

Pursuant to the terms of a consulting agreement, the Company granted 1,000,000 shares of common stock to Ms. Kristi Steele as compensation for services rendered during the fiscal year ending September 30, 2026. As of this filing date, these shares were recorded as stock payable within the shareholders’ equity, pending issuance.

Pursuant to the terms of a consulting agreement, the Company granted 1,000,000 shares of common stock to Mr. David Hare as compensation for services rendered during the fiscal year ending September 30, 2026. As of this filing date, these shares were recorded as stock payable within the shareholders’ equity, pending issuance.

Pursuant to the terms of a consulting agreement, the Company granted 2,000,000 shares of common stock to Mr. Andrew Hamilton as compensation for services rendered during the fiscal year ending September 30, 2026. As of this filing date, these shares were recorded as stock payable within the shareholders’ equity, pending issuance.

Pursuant to the terms of a consulting agreement, the Company granted a total of 20,000,000 shares of common stock to Ms. Kristine Woo as compensation for services rendered during the fiscal year ending September 30, 2026. As of this filing date, these shares were recorded as stock payable within the shareholders’ equity, pending issuance.

Pursuant to the terms of a consulting agreement, the Company granted 1,000,000 shares of common stock to Mr. Anthony Leigh as compensation for services rendered during the fiscal year ending September 30, 2026. As of this filing date, these shares were recorded as stock payable within the shareholders’ equity, pending issuance.

Pursuant to the terms of a consulting agreement, the Company granted 500,000 shares of common stock to Mr. Ilgar Isayev as compensation for services rendered during the fiscal year ending September 30, 2026. As of this filing date, these shares were recorded as stock payable within the shareholders’ equity, pending issuance.

Pursuant to the terms of a consulting agreement, the Company granted 250,000 shares of common stock to Mr. Stephen Barnett as compensation for services rendered during the fiscal year ending September 30, 2026. As of this filing date, these shares were recorded as stock payable within the shareholders’ equity, pending issuance.

As consideration for their fundraising activities and contributions to the Company, the Company granted 8,000,000 shares of common stock to Parallel 40 LLC as compensation for services rendered during the fiscal year ending September 30, 2026. As of this filing date, these shares were recorded as stock payable within the shareholders’ equity, pending issuance.

On October 22, 2025, the Company entered into a convertible loan agreement with an investor. Pursuant to the terms of the agreement, the Company agreed to issue 5,000,000 shares of common stock to the noteholder. The shares were valued at a fair value of $500, based on the market price of $0.0001 per share on the date of the loan agreement. As of this filing date, these shares were recorded as stock payable within the shareholders’ equity, pending issuance.

On October 22, 2025, the Company entered into a convertible loan agreement with an investor. Pursuant to the terms of the agreement, the Company agreed to issue 5,000,000 shares of common stock to the noteholder. The shares were valued at a fair value of $500, based on the market price of $0.0001 per share on the date of the loan agreement. As of this filing date, these shares were recorded as stock payable within the shareholders’ equity, pending issuance.

On November 19, 2025, the Company entered into a debt conversion agreement with a related party, the Chief Operating Officer, to settle outstanding obligations totaling $645,000. Pursuant to the terms of the agreement, the Company agreed to issue 43,000,000 shares of common stock to the related party in full satisfaction of the debt. The shares were valued at a fair value of $460,100, based on the market price of $0.0107 per share on the date of the agreement. The carrying amount of the debt exceeded the fair value of the shares to be issued by $184,900; however, due to the related-party nature of the transaction, no gain or loss was recognized in the Company’s statement of operations. As of this filing date, these shares were recorded as stock payable within the shareholders’ equity, pending issuance. Upon issuance of the shares, the difference between the carrying amount of the debt and the fair value of the shares will be recorded as an adjustment to additional paid-in capital.

On December 2, 2025, the Company entered into a loan extension and amendment agreement with an investor. Pursuant to the terms of the agreement, the Company agreed to issue 466,212 shares of common stock to the noteholder. The shares were valued at a fair value of $6,667, based on the market price of $0.0143 per share on the date of the loan agreement. As of this filing date, these shares were recorded as stock payable within the shareholders’ equity, pending issuance.

On December 2, 2025, the Company entered into a loan extension and amendment agreement with an investor. Pursuant to the terms of the agreement, the Company agreed to issue 608,233 shares of common stock to the noteholder. The shares were valued at a fair value of $8,698, based on the market price of $0.0143 per share on the date of the loan agreement. As of this filing date, these shares were recorded as stock payable within the shareholders’ equity, pending issuance.

On December 3, 2025, the Company entered into a debt conversion agreement with a consultant to settle outstanding obligations totaling $130,000. Pursuant to the terms of the agreement, the Company agreed to issue 12,380,952 shares of common stock to the consultant in full satisfaction of the debt. The shares were valued at a fair value of $172,095, based on the market price of $0.0139 per share on the date of the agreement. As a result, the Company will recognize a loss on debt settlement of $42,095, representing the excess of the fair value of the shares to be issued over the carrying amount of the debt. As of this filing date, these shares were recorded as stock payable within the shareholders’ equity, pending issuance.

On December 3, 2025, the Company entered into a debt conversion agreement with a consultant to settle outstanding obligations totaling $4,200. Pursuant to the terms of the agreement, the Company agreed to issue 420,000 shares of common stock to the consultant in full satisfaction of the debt. The shares were valued at a fair value of $5,838, based on the market price of $0.0139 per share on the date of the agreement. As a result, the Company will recognize a loss on debt settlement of $1,638, representing the excess of the fair value of the shares to be issued over the carrying amount of the debt. As of this filing date, these shares were recorded as stock payable within the shareholders’ equity, pending issuance.

On December 9, 2025, the Company entered into a debt conversion agreement with a related party, the Chief Operating Officer/Australia, to settle outstanding obligations totaling $110,000. Pursuant to the terms of the agreement, the Company agreed to issue 7,333,333 shares of common stock to the related party in full satisfaction of the debt. The shares were valued at a fair value of $43,047, based on the market price of $0.0059 per share on the date of the agreement. The carrying amount of the debt exceeded the fair value of the shares to be issued by $66,953; however, due to the related-party nature of the transaction, no gain or loss was recognized in the Company’s statement of operations. As of this filing date, these shares were recorded as stock payable within the shareholders’ equity, pending issuance. Upon issuance of the shares, the difference between the carrying amount of the debt and the fair value of the shares will be recorded as an adjustment to additional paid-in capital.

On December 29, 2025, the Company entered into a share purchase agreement with a shareholder to issue 10,000,000 shares of common stock for cash at a purchase price of $0.0067 per share. The shares were valued at a fair value of $155,000 based on the market price of $0.0155 per share on the date of the purchase agreement. As of this filing date, these shares were recorded as stock payable within the shareholders’ equity, pending issuance.

On December 29, 2025, the Company entered into a share purchase agreement with a shareholder to issue 1,000,000 shares of common stock for cash at a purchase price of $0.0067 per share. The shares were valued at a fair value of $15,500 based on the market price of $0.0155 per share on the date of the agreement. As of this filing date, these shares were recorded as stock payable within the shareholders’ equity, pending issuance.

Pursuant to a Share Purchase Agreement entered into between the Company’s subsidiary, The Quartz & Silicon Materials Company Pty Ltd., and certain investors, the Company agreed to issue 80,000 shares of its common stock to such investors. As of this filing date, these shares were recorded as stock payable within the shareholders’ equity, pending issuance.

Non-Controlling Interest

Wafer Manufacturing Corporation (“WMC”) is a consolidated joint venture in which the Company holds a 75% ownership interest. The remaining 25% is owned by a non-controlling interest. As a majority owner, the Company consolidates WMC’s financial results in its consolidated financial statements.

For the quarter ended December 31, 2025, the Company recorded a gain of $753 attributable to the non-controlling interest in WMC, representing the portion of WMC’s net loss allocable to the minority ownership.

During the quarter ended December 31, 2025, the Company sold additional shares of its subsidiary, The Quartz & Silicon Materials Company Pty Ltd. (“QSM/AU”), resulting in third-party investors holding a total of 22.73% of the subsidiary’s outstanding equity and an increase in non-controlling interest. In connection with the transaction, $1,519 was recorded as non-controlling interest within stockholders’ equity, representing the ownership interest attributable to the minority shareholders. Additionally, the Company recognized a $3,054 increase to additional paid-in capital related to the gain on the sale of the non-controlling interest, representing the excess of the consideration received over the carrying value of the interest sold.

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

As of December 31, 2025, the balance sheet includes a ROU asset of $96,126 and lease liabilities of $100,577 related to this lease.

The future minimum payments on operating leases for each of the next three years and in the aggregate amount to the following:

In USD
2026	$$68,952
2027	95,307
2028	7,968
Total operating lease liabilities	$$172,227

Rent expense for the period ended December 31, 2025 and 2024 was $15,645 and $7,031, respectively, and is included in “General and Administrative” expenses on the related statements of operations.

Finance Leases

As of December 31, 2025 and December 31, 2024, the Company had no finance leases.

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

NOTE 10 – SUBSEQUENT EVENTS

Pursuant to the terms of a consulting agreement executed on January 1, 2026, the Company granted 10,000,000 shares of common stock to Mr. Paul Saffron as a sign-on bonus. As of this filing date, these shares have been approved but remain unissued.

Pursuant to the terms of a consulting agreement executed on January 1, 2026, the Company granted 3,000,000 shares of common stock to Mr. Danny Kennedy as a sign-on bonus. As of this filing date, these shares have been approved but remain unissued.

Pursuant to the terms of a consulting agreement executed on January 1, 2026, the Company granted 1,000,000 shares of common stock to Mr. Victor Pereira as a sign-on bonus. As of this filing date, these shares have been approved but remain unissued.

Pursuant to the terms of a services agreement executed on February 1, 2026, the Company granted 2,400,000 shares of common stock to Mr. Arnold Sock. As of this filing date, these shares have been approved but remain unissued.

Pursuant to the terms of a debt conversion agreement, the Company has agreed to issue 7,500,000 shares of common stock. As of this filing date, the shares have been approved but remain unissued.

Pursuant to the terms of a debt conversion agreement, the Company has agreed to issue 51,000 shares of common stock. As of this filing date, the shares have been approved but remain unissued.

Pursuant to the terms of a debt conversion agreement, the Company has agreed to issue 13,000,000 shares of common stock. As of this filing date, the shares have been approved but remain unissued.

Pursuant to Share Purchase Agreements entered into between the Company’s subsidiary, The Quartz & Silicon Materials Company Pty Ltd., and certain investors, the Company agreed to issue 1,140,000 shares of its common stock to such investors. As of this filing date, these shares have been approved but remain unissued.

Thompson Family Trust was awarded 2,000,000 shares as a performance bonus. As of this filing date, the shares have been approved but remain unissued.

Matthew Brown was awarded 1,000,000 shares as a performance bonus. As of this filing date, the shares have been approved but remain unissued.

Mark Anderson was awarded 1,000,000 shares as a performance bonus. As of this filing date, the shares have been approved but remain unissued.

On January 14, 2026, the Company filed Articles of Amendment to its Articles of Incorporation with the Colorado Secretary of State to increase the number of authorized shares of the Company’s common stock from 800,000,000 shares, par value $0.00001 per share, to 1,500,000,000 shares, par value $0.0001 per share. The amendment was approved by the Company’s Board of Directors and became effective upon filing with the Colorado Secretary of State.

On February 25, 2026, 50,000,000 shares of common stock were returned from the holder and cancelled.

The Company has evaluated events occurring subsequent to December 31, 2025 through to the date these financial statements were issued and has identified no additional events requiring disclosure.

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

FORWARD LOOKING STATEMENTS

The information contained in this Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve risks and uncertainties, including among other things, statements regarding our capital needs, business strategy and expectations. Any statement which does not contain a historical fact may be deemed to be a forward-looking statement. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology. In evaluating forward looking statements, you should consider various factors outlined in our Form 10-K report for the year ended September 30, 2025, filed with the U.S. Securities Exchange Commission (“SEC”) and, from time to time, in other reports we file with the SEC. These factors may cause our actual results to differ materially from any forward-looking statement. We disclaim any obligation to publicly update these statements or disclose any difference between our actual results and those reflected in these statements.

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

To further this strategy, in 2024, we established a wholly owned subsidiary, The Quartz & Silicon Materials Company Limited (“QSM”), to lead the development of integrated solar manufacturing projects. These include early-stage planning and permitting for:

·	A 10GW silicon wafer manufacturing facility in the U.S.

·	A 10GW wafer facility in Australia.

·	A 60,000 metric ton chemical-grade silicon smelter and a 30,000 metric ton solar-grade polysilicon plant, both in New Zealand.

·	Acquisition and development of quartz resources in Australia, Brazil, the U.S., Canada, and Europe.

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

Status of Commercial Product Development

  While the Company has not generated revenues in fiscal years 2024 or 2025, it made significant progress in engineering, planning, and permitting activities.
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

Results of Operations

For the fiscal quarters ended December 31, 2025 and 2024, we generated no revenues, and thus no cost of sales or gross profits.

For the fiscal quarters ended December 31, 2025 and 2024, we incurred $759,871 and $965,764, respectively, in operating expenses.

For the fiscal quarter ended December 31, 2025, we recorded other expenses of $102,826, while in the fiscal quarter ended December 31, 2024, we incurred other expenses of $76,853; both items are represented by accrued interest on debt.

For the three-months ended December 31, 2025, we reported net loss before taxes of $687,498 while in the three-months ended December 31, 2024, we reported a net loss before taxes of $940,408.

For the periods ended December 31, 2025 and September 30, 2025, our cash positions were $78,842 and $57,365, respectively.

As of December 31, 2025, we had total current liabilities of $4,700,487 while as of September 30, 2025, we had total current liabilities of $4,817,878 an decrease of about 2%. Accrued interest payable increased from $248,881 to $271,258 all attributable to accruals on the loans and the convertible notes payable. Related party debt decreased from $1,836,248 to $1,531,763 during the period.

Liquidity and Capital Resources

As of December 31, 2025, we had $90,354 in total current assets and $4,700,487 in total current liabilities. Accordingly, we had a working capital deficit of $4,610,133.

Cash used in operating activities was $107,078 for the three-months ended December 31, 2025, as compared to $99,555 cash used in operating activities for the three-months ended December 31, 2024.

Cash used in investing activities was $13,218 for the three-months ended December 31, 2025, as compared to $0 cash used in investing activities for the three-months ended December 31, 2024.

Net cash provided by financing activities was $272,900 for the three-months ended December 31, 2025, as compared to $199,416 for the three-months ended December 31, 2024.

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

Changes in Internal Control over Financial Reporting

Other than the remediation efforts described above, there were no changes in our internal control over financial reporting that occurred during the first quarter of our fiscal year ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

GRAPHENE & SOLAR TECHNOLOGIES LIMITED

Date: April 10, 2026	By:	/s/ Jason May
Chief Executive Officer and Director