Form 10-Q
period 2026-03-31
Graphene & Solar Technologies Ltd
filed 2026-05-15
CIK 1497649

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2026

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

As of May 13, 2026, the registrant had 707,267,948 outstanding shares of common stock.

GRAPHENE & SOLAR TECHNOLOGIES LIMITED

FORM 10-Q

GRAPHENE & SOLAR TECHNOLOGIES LIMITED

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	September 30,
	2026	2025
Assets
Current Assets:
Cash	$108,942	$57,365
Prepaid expenses	11,773	11,355
Total Current Assets	120,715	68,720
Other Assets:
Furniture and equipment, net of depreciation $94,718 and $89,418	18,172	19,465
Other Receivable	3,956	1,645
Other Assets	116,760	116,192
Right of Use Asset	85,329	107,024
Total Assets	$344,932	$313,046

Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable and other payable	$1,795,702	$1,866,742
Accrued interest payable	293,286	248,881
Due to related party	1,858,231	1,836,248
Lease Liability	57,800	59,834
Notes payable – $60,000 in default, at 03/31/26 and 09/30/25	321,603	312,316
Notes payable – related party	95,863	94,804
Convertible notes payable, net of discount $70,153 and $117,185	282,561	184,828
Convertible notes payable – related party, net of discount $34,160 and $58,452	288,517	214,225
Total Current Liabilities	4,993,563	4,817,878

Lease Liability	31,790	51,861
Total Liabilities	$5,025,353	$4,869,739

Stockholders’ Deficit
Preferred stock: 10,000,000 shares authorized; $0.00001 par value; no shares issued and outstanding	—	—
Common stock: 1,500,000,000 shares authorized; $0.00001 par value; 726,194,059 and 679,194,059 shares issued and outstanding	6,762	7,262
Additional paid-in capital	70,022,816	69,708,061
Stock Receivable	(795,000)	(795,000)
Stock Payable	1,768,414	606,635
Accumulated deficit	(76,061,814)	(74,320,226)
Accumulated other comprehensive income	383,653	239,991
Non-Controlling Interest	(5,252)	(3,416)
Total Stockholders’ Deficit	(4,680,421)	(4,556,693)
Total Liabilities and Stockholders’ Deficit	$344,932	$313,046

The accompanying notes are an integral part of these consolidated financial statements.

GRAPHENE & SOLAR TECHNOLOGIES LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ending March 31,		Six Months Ending March 31,
	2026	2025	2026	2025

Revenue	$—	$—	$—	$—

Operating Expenses:
Professional Services	834,871	548,565	1,549,602	1,494,220
General and administrative	96,286	62,726	141,426	82,835
Total operating expenses	931,157	611,291	1,691,028	1,577,055

Loss from operations	(931,157)	(611,291)	(1,691,028)	(1,577,055)

Other Income (Expense):
Other income (expense)	38	1,142	38	(56,114)
Interest expense	(57,884)	(35,327)	(116,976)	(54,924)
Gain on extinguishment of debt	106,500	—	106,500	—
Loss on extinguishment of debt	(127)	—	(43,861)	—
Total Other Income (Expense)	48,527	(34,185)	(54,299)	(111,038)

Net Income (Loss) from continuing operations	$(882,630)	$(645,476)	$(1,745,327)	$(1,688,093)

Net Loss from discontinued operations	—	—	—	—

Net Income (Loss)	$(882,630)	$(645,476)	$(1,745,327)	$(1,688,093)

Net Loss attributed to non-controlling interest	$(68)	$294	$3,739	$399

Net Loss attributed to Graphene & Solar Technologies Ltd.	$(882,698)	$(645,182)	$(1,741,588)	$(1,687,694)

Other Comprehensive Income	$315,054	$(12,656)	$143,662	$89,448

Net Comprehensive Loss	$(567,644)	$(657,838)	$(1,597,926)	$(1,598,246)

Net Loss available to common shareholders	$(567,644)	$(657,838)	$(1,597,926)	$(1,598,246)

Income (Loss) per share:
Basic and diluted	$(0.00)	$(0.00)	(0.00)	$(0.00)
Weighted average shares outstanding	908,568,111	647,389,204	874,223,764	631,553,637

The accompanying notes are an integral part of these consolidated financial statements.

GRAPHENE & SOLAR TECHNOLOGIES LIMITED

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

(Unaudited)

Three and Six Months Ended March 31, 2026 and 2025

	Common Stock		Additional	Stock	Stock	Non-Controlling	Accumulated	Accumulated Comprehensive	Stockholders’
	Shares	Amount	Paid-in	Receivable	Payable	Interest	Deficit	Income	Deficit
Balance September 30, 2025	726,194,059	7,262	69,708,061	(795,000)	606,635	(3,416)	(74,320,226)	239,991	(4,556,693)
Shares issued for cash	—	—	—	—	76,051	—	—	—	76,051
Stock-based compensation	—	—	—	—	48,015	—	—	—	48,015
Debt Discount on Notes Payable	—	—	—	—	1,000	—	—	—	1,000
Shares issued for Debt Extinguishment	—	—	—	—	177,934	—	—	—	177,934
Settlement of Related Party Debt	—	—	251,853	—	503,147	—	—	—	755,000
Sale of Subsidiary Shares	—	—	11,699	—	—	1,519	—	—	13,218
Foreign currency translation adjustment	—	—	—	—	—	(30)	—	(171,392)	(171,422)
Other comprehensive income, net of tax	—		—	—	—	(3,807)	(858,890)	—	(862,697)
Balance December 31, 2025	726,194,059	7,262	69,971,613	(795,000)	1,412,782	(5,734)	(75,179,116)	68,599	(4,519,594)
Stock-based compensation	—	—	—	—	334,184	—	—	—	334,184
Shares Returned and Cancelled	(50,000,000)	(500)	500	—	—	—	—	—	—
Shares issued for Debt Extinguishment	—	—	—	—	7,148	—	—	—	7,148
Settlement of Related Party Debt	—	—	50,700	—	14,300	—	—	—	65,000
Sale of Subsidiary Shares	—	—	3	—	—	—	—	—	3
Foreign currency translation adjustment	—	—	—	—	—	414	—	315,054	315,468
Other comprehensive income, net of tax	—		—	—	—	68	(882,698)	—	(882,630)
Balance March 31, 2026	676,194,059	6,762	70,022,816	(795,000)	1,768,414	(5,252)	(76,061,814)	383,653	(4,680,421)

	Common Stock		Additional	Stock	Stock	Non-Controlling	Accumulated	Accumulated Comprehensive	Stockholders’
	Shares	Amount	Paid-in	Receivable	Payable	Interest	Deficit	Income	Deficit
Balance September 30, 2024	569,779,887	5,698	68,769,472	(795,000)	—	(185)	(71,015,630)	198,672	(2,836,973)
Stock-based compensation	53,453,544	535	321,311	—	—	—	—	—	321,846
Debt Discount on Notes Payable	20,000,000	200	94,536	—	—	—	—	—	94,736
Foreign currency translation adjustment	—	—	—	—	—	—	—	102,104	102,104
Other comprehensive income, net of tax	—		—	—	—	(105)	(1,042,512)	—	(1,042,617)
Balance December 31, 2024	643,233,431	6,433	69,185,319	(795,000)	—	(290)	(72,058,142)	300,776	(3,360,904)
Debt Discount on Notes Payable	12,010,628	121	69,169	—	—	—	—	—	69,290
Foreign currency translation adjustment	—	—	—	—	—	—	—	(12,656)	(12,656)
Other comprehensive income, net of tax	—		—	—	—	(294)	(645,182)	—	(645,476)
Balance March 31, 2025	655,244,059	6,554	69,254,488	(795,000)	—	(584)	(72,703,324)	288,120	(3,949,746)

The accompanying notes are an integral part of these consolidated financial statements.

GRAPHENE & SOLAR TECHNOLOGIES LIMITED

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

For the Six-Month Period Ended March 31, 2026 and 2025

(Unaudited)

	2026	2025
Cash flows from operating activities
Net Income (loss)	$(1,745,327)	$(1,688,093)
Adjustments to reconcile net income/(loss) to net cash from operating activities:
Stock-based compensation	382,199	321,846
Depreciation expense	1,011	164
Amortization of discount	73,026	27,207
Gain on Settlement of Debt	(106,500)	—
Loss on Settlement of Debt	43,861	—
Changes in operating assets and liabilities:
Accounts payable	148,762	74,676
Accrued interest payable	44,021	30,233
Other assets	—	(175,000)
Other receivables	(3,169)	75,665
Right of use assets	25,308	21,748
Lease liabilities	(25,882)	(21,160)
Due to related parties	841,910	1,066,271
Net cash used in operating activities	(320,780)	(266,443)

Cash flows from investing activities
Cash from sale of subsidiary shares	13,221	—
Cash acquired from purchase of subsidiary	—	—
Net cash used in investing activities	13,221	—

Cash flows from financing activities
Proceeds from issuance of common stock	76,051	—
Due to Affiliates	—	(823)
Issuance of convertible note	50,000	220,106
Issuance of convertible note – related party	50,000	100,000
Net cash from financing activities	176,051	319,283

Effect of currency translations to cash flow	183,085	(1,531)
Net change in cash and cash equivalents	51,577	51,309
Beginning of period	57,365	1,845
End of period	$108,942	$53,154

Supplemental cash flow information	Quarter ended March 31,
	2026	2025
Interest paid	$—	$—
Taxes	$—	$—
Noncash investing and financing activities:
Settlement of Debt for Common Stock	$247,721	$—
Settlement of Related Party Debt	820,000	—
Issuance of Common Stock as Debt Discount	1,000	164,026
Cancellation of shares	500	—
Capitalization of Interest	—	9,168

The accompanying notes are an integral part of these consolidated financial statements.

GRAPHENE & SOLAR TECHNOLOGIES LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION

These consolidated financial statements of Graphene & Solar Technologies Limited (GSTX or the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). In the opinion of management, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. Certain information, accounting policies and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to Securities and Exchange Commission (SEC) rules and regulations. These financial statements should be read along with Graphene & Solar Technologies audited financial statements as of September 30, 2025.

Going Concern – The Company has incurred cumulative net losses since inception of $76,061,814 at March 31, 2026. Accordingly, it requires capital to fund working capital deficits and for future operating activities to take place. The Company’s ability to raise new funds through the future issuances of debt or common stock are unknown. The obtainment of additional financing, the successful development of a plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability of the Company to continue its operations is dependent on management’s plans, which include the raising of capital through debt and/or equity markets, with some additional funding from other traditional financing sources, including term notes, until such time that funds provided by operations are sufficient to fund working capital requirements. The Company may need to incur additional liabilities with certain related parties to sustain the Company’s existence. There can be no assurance that the Company will be able to raise any additional capital and therefore raise doubt about the Company’s ability to continue as a going concern.

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

Cash and Cash Equivalents – Cash and cash equivalents are carried at cost and represent cash on hand; demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments. As of March 31, 2026 and September 30, 2025, the Company had $108,942 and $57,365 in cash, respectively, and no cash equivalents.

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

During the three months ended March 31, 2026, the Company issued 0 shares of the Company’s common stock to members of the Board of Directors, employees, and consultants.

During the six months ended March 31, 2026, the Company issued an aggregate of 0 shares of the Company’s common stock to members of the Board of Directors, employees, and consultants.

Total stock-based compensation expense was $382,199 for the six-months ended March 31, 2026 and $390,819 for the year ended September 30, 2025.

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

Other comprehensive income was $315,054 and $12,656 for the quarters ended March 31, 2026 and 2025, respectively.

Other comprehensive income was $143,662 for the six months ended March 31, 2026, and other comprehensive income of $89,448 for the six months ended March 31, 2025.

Accumulated other comprehensive income was $383,653 and $239,991, as of March 31, 2026 and September 30, 2025, respectively.

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

Although the Company has identified geographic regions for purposes of internal review and future revenue analysis, the Company and its subsidiaries have not generated any revenues to date. Accordingly, no geographic revenue information has been presented for the quarter ended March 31, 2026.

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

In accordance with ASC 280, the Company provides the following segment information:

Six-Month Period Ended March 31, 2026
Revenue	$—

Total Operating Expenses	1,691,028

Loss From Operations	(1,691,028)

Total Other Income (Expense)	(54,299)

Net Income (Loss)	(1,745,327)

Net Loss Attributed to Non-Controlling Interest	3,739

Other Comprehensive Income	143,662

Net Comprehensive Loss	$(1,597,926)

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment as of March 31, 2026 and September 30, 2025 are summarized as follows:

	March 31,	September 30,
	2026	2025
Laboratory and factory equipment	$74,241	$72,041
Computers	4,195	3,999
Furniture and fixtures	34,454	32,843
	112,890	108,883
Less accumulated depreciation	(94,718)	(89,418)
Net property and equipment	$18,172	$19,465

Depreciation expense for the quarter ended March 31, 2026 and the year-end September 30, 2025 were $1,011 and $4,352 respectively.

NOTE 4 – OTHER ASSETS

Other assets consist of the following:

	March 31,	September 30,
	2026	2025
Security deposit – rental bond (Melbourne, Australia)	$16,000	$15,432
Deferred offering costs	100,760	100,760
Total other assets	$116,760	$116,192

The security deposit represents a rental bond paid in connection with the Company’s commercial lease agreement in Melbourne, Australia. The deposit is refundable at the conclusion of the lease, subject to the terms of the lease agreement.

Deferred offering costs consist of legal, accounting, and other professional fees incurred in connection with anticipated capital raising transactions. As of March 31, 2026, no offering had been completed. These costs have been capitalized in accordance with ASC 340-10 and will be offset against the proceeds of such offerings, if and when they occur.

NOTE 5 – NOTES PAYABLE

The Company’s indebtedness as of March 31, 2026 and September 30, 2025 were as follows:

Description	March 31, 2026	September 30, 2025
Notes payable – $60,000 in default, at 03/31/26 and 09/30/25	$321,603	$312,316
Notes payable – related party	95,863	94,804
Convertible notes payable, net of discount $70,153 and $117,185	$282,561	$184,829
Convertible notes payable – related party, net of discount $34,160 and $58,452	$288,517	$214,225

Convertible Notes Payable

On June 29, 2012, the Company issued convertible secured notes payable totaling $8,254,500 to a group of private investors. The notes matured on June 30, 2015. The notes, with interest at 15%, were convertible at the discretion of the holders, into common shares of the Company at the rate of $3.31 per share. Unable to make the required interest payment on March 31, 2014, the notes became due on demand. Effective June 17, 2014, with the noteholder approval, the assets securing the convertible notes were sold with the net proceeds of approximately $5,200,000 being distributed to the noteholders. Noteholders were to receive payment for the remaining balance due on the notes in the form of an exchange for the common stock of the Company at the rate of $3.31 per share. As of March 31, 2026, noteholders representing $52,607 in outstanding principal had not requested the exchange of shares of common stock. As of March 31, 2026 and September 30, 2025, the exchange obligation payable was $186,557 and $182,622, including accrued interest of $133,950 and $130,015, respectively. As of March 31, 2026 and September 30, 2025, the exchange obligation was for 56,362 shares and 55,173 shares of common stock, respectively.

On February 1, 2016, the Company issued convertible secured note payable of $30,000 to an individual. The note was due on January 31, 2017 and included interest at 10%. The note was convertible at discretion of the holder into common shares of the Company at the rate of $0.50 per shares. The Company has not extended the maturity date and the note is in default. As of March 31, 2026 and September 30, 2025, the total convertible note payable balance was $60,501 and $59,005, including accrued interest of $30,501 and $29,005 respectively. As of March 31, 2026 and September 30, 2025, the exchange obligation was for 121,002 shares and 118,010 shares of common stock, respectively.

On November 21, 2024, the Company issued a convertible secured note payable of $100,000 to an individual. The note matures on November 21, 2026, and includes interest at 10%. The note is convertible at discretion of the holder into common shares of the Company at the rate of $0.25 per share. As of March 31, 2026 and September 30, 2025, the total convertible note payable balance is $113,315 and $108,329 including accrued interest of $13,315 and $8,329, respectively. As of March 31, 2026 and September 30, 2025, the exchange obligation is for 453,260 shares and 433,316 shares of common stock, respectively. In return for providing the loan, the Company authorized and issued 10,000,000 shares of common stock to the lender. The Company recorded an initial debt discount of $90,000 upon the issuance of the notes, with subsequent amortization of debt discount totaling $61,027.

On January 21, 2025, the Company issued a convertible secured note payable of $100,000 to an individual. The note matures on January 21, 2027, and includes interest at 10%. The note is convertible at discretion of the holder into common shares of the Company at the rate of $0.25 per share. As of March 31, 2026 and September 30, 2025, the total convertible note payable balance is $112,466 and $107,479, including accrued interest of $12,466 and $7,479, respectively. As of March 31, 2026 and September 30, 2025, the exchange obligation is for 449,864 shares and 429,916 shares of common stock, respectively. In return for providing the loan, the Company authorized and issued 10,000,000 shares of common stock to the lender. The Company recorded an initial debt discount of $100,000 upon the issuance of the notes, with subsequent amortization of debt discount totaling $59,452.

On February 26, 2025, the Company issued a convertible secured note payable of $16,665 to an individual. The note matures on February 26, 2027, and includes interest at 10%. The note is convertible at discretion of the holder into common shares of the Company at the rate of $0.25 per share. As of March 31, 2026 and September 30, 2025, the total convertible note payable balance is $18,601 and $17,770, including accrued interest of $1,936 and $1,105, respectively. As of March 31, 2026 and September 30, 2025, the exchange obligation is for 74,404 shares and 71,080 shares of common stock, respectively. In return for providing the loan, the Company authorized and issued 1,666,500 shares of common stock to the lender. The Company recorded an initial debt discount of $2,500 upon the issuance of the notes, with subsequent amortization of debt discount totaling $1,363.

On February 26, 2025, the Company issued a convertible secured note payable of $3,441 to an individual. The note matures on February 26, 2027, and includes interest at 10%. The note is convertible at discretion of the holder into common shares of the Company at the rate of $0.25 per share. As of March 31, 2026 and September 30, 2025, the total convertible note payable balance is $3,841 and $3,669, including accrued interest of $400 and $228, respectively. As of March 31, 2026 and September 30, 2025, the exchange obligation is for 15,364 shares and 14,676 shares of common stock, respectively. In return for providing the loan, the Company authorized and issued 344,128 shares of common stock to the lender. The Company recorded an initial debt discount of $516 upon the issuance of the notes, with subsequent amortization of debt discount totaling $281.

On October 22, 2025, the Company issued a convertible secured note payable of $50,000 to an individual. The note matures on October 22, 2027, and includes interest at 10%. The note is convertible at discretion of the holder into common shares of the Company at the rate of $0.25 per share. As of March 31, 2026 and September 30, 2025, the total convertible note payable balance is $52,493 and $0, including accrued interest of $2,493 and $0, respectively. As of March 31, 2026 and September 30, 2025, the exchange obligation is for 209,972 shares and 0 shares of common stock, respectively. In return for providing the loan, the Company authorized and issued 5,000,000 shares of common stock to the lender. The Company recorded an initial debt discount of $500 upon the issuance of the notes, with subsequent amortization of debt discount totaling $110.

Convertible Notes Payable – Related Party

During the quarter ended December 31, 2023, the Company entered into an agreement to issue convertible notes payable with an accredited investor. Notably, there exists a professional relationship between the Company and the investor, facilitated by a mutual director serving on the boards of both entities. These notes carry an aggregate principal balance of $55,294 and accrue interest at a rate of 10% per annum. The notes matured in October 2024 and December 2024. Additionally, the notes offer the option for conversion into common shares of the Company at the discretion of the holder, with a conversion rate of $0.10 per share. As of March 31, 2026 and September 30, 2025, the total balance of promissory notes payable stood at $62,657 and $59,899, inclusive of accrued interest totaling $7,362 and $4,605, respectively. Moreover, the exchange obligation associated with these notes amounted to 626,570 and 598,990 shares of common stock, respectively. In return for providing the loan, the Company authorized and issued 1,000,000 shares of common stock to the lender. The Company recorded an initial debt discount of $18,679 upon the issuance of the notes, with subsequent amortization of debt discount totaling $18,679. During the quarter ended December 31, 2024, the Company amended the note to extend the maturity date from October 2024 and December 2024 to December 2025. Additionally, the noteholder agreed to capitalize $5,294 of accrued interest into the principal balance of the note. As consideration for the extension, the Company issued 1,105,884 shares of common stock to the lender, valued at approximately $111, which was recorded as an expense during the period. All other terms of the note remain unchanged. In December 2025, the Company further amended the note to extend the maturity date to May 2026. As consideration for the extension, the Company issued 608,233 shares of common stock to the lender, valued at $8,698, which was recorded as an expense during the period. No other terms of the note were changed.

During the quarter ended March 31, 2024, the Company entered into an agreement to issue a convertible note payable with a director serving on the board. The note carries an aggregate principal balance of $31,161 and accrues interest at a rate of 10% per annum. The note matured in March 2025. Additionally, the note offers the option for conversion into common shares of the Company at the discretion of the holder, with a conversion rate of $0.10 per share. As of March 31, 2026 and September 30, 2025, the total balance of promissory notes payable stood at $35,310 and $33,756, inclusive of accrued interest totaling $4,149 and $2,595, respectively. Moreover, the exchange obligation associated with these notes amounted to 353,100 and 337,560 shares of common stock, respectively. In return for providing the loan, the Company authorized and issued 750,000 shares of common stock to the lender. The Company recorded an initial debt discount of $2,493 upon the issuance of the notes, with subsequent amortization of debt discount totaling $2,493. During the quarter ended December 31, 2024, the Company amended the note to extend the maturity date from March 2025 to December 2025. Additionally, the noteholder agreed to capitalize $3,333 of accrued interest into the principal balance of the note. As consideration for the extension, the Company issued 623,220 shares of common stock to the lender, valued at approximately $62, which was recorded as an expense during the period. All other terms of the note remain unchanged. In December 2025, the Company further amended the note to extend the maturity date to May 2026. As consideration for the extension, the Company issued 342,771 shares of common stock to the lender, valued at $4,902, which was recorded as an expense during the period. No other terms of the note were changed.

During the quarter ended June 30, 2024, the Company entered into an agreement to issue a convertible note payable with a director serving on the board. The note carries an aggregate principal balance of $11,222 and accrues interest at a rate of 10% per annum. The note matured in June 2025. Additionally, the note offers the option for conversion into common shares of the Company at the discretion of the holder, with a conversion rate of $0.10 per share. As of March 31, 2026 and September 30, 2025, the total balance of promissory notes payable stood at $12,716 and $12,157, inclusive of accrued interest totaling $1,494 and $935, respectively. Moreover, the exchange obligation associated with these notes amounted to 127,160 and 121,570 shares of common stock, respectively. In return for providing the loan, the Company authorized and issued 350,000 shares of common stock to the lender. The Company recorded an initial debt discount of $1,116 upon the issuance of the notes, with subsequent amortization of debt discount totaling $1,116. During the quarter ended December 31, 2024, the Company amended the note to extend the maturity date from June 2025 to December 2025. Additionally, the noteholder agreed to capitalize $541 of accrued interest into the principal balance of the note. As consideration for the extension, the Company issued 224,440 shares of common stock to the lender, valued at approximately $22, which was recorded as an expense during the period. All other terms of the note remain unchanged. In December 2025, the Company further amended the note to extend the maturity date to May 2026. As consideration for the extension, the Company issued 123,442 shares of common stock to the lender, valued at $1,765, which was recorded as an expense during the period. No other terms of the note were changed.

During the quarter ended December 31, 2024, the Company entered into an agreement to issue a convertible note payable with two officers of the Company. The note carries an aggregate principal balance of $100,000 and accrues interest at a rate of 10% per annum. The note matures in November 2026. Additionally, the note offers the option for conversion into common shares of the Company at the discretion of the holder, with a conversion rate of $0.25 per share. As of March 31, 2026 and September 30, 2025, the total balance of promissory notes payable stood at $113,315 and $108,329, inclusive of accrued interest totaling $13,315 and $8,329, respectively. Moreover, the exchange obligation associated with these notes amounted to 453,260 and 433,316 shares of common stock, respectively. In return for providing the loan, the Company authorized and issued 10,000,000 shares of common stock to the lender. The Company recorded an initial debt discount of $90,000 upon the issuance of the notes, with subsequent amortization of debt discount totaling $61,151.

During the quarter ended June 30, 2025, the Company entered into an agreement to issue a convertible note payable with two officers of the Company. The note carries an aggregate principal balance of $25,000 and accrues interest at a rate of 10% per annum. The note matures in April 2027. Additionally, the note offers the option for conversion into common shares of the Company at the discretion of the holder, with a conversion rate of $0.25 per share. As of March 31, 2026 and September 30, 2025, the total balance of promissory notes payable stood at $27,500 and $26,253, inclusive of accrued interest totaling $2,500 and $1,253, respectively. Moreover, the exchange obligation associated with these notes amounted to 110,000 and 105,012 shares of common stock, respectively. In return for providing the loan, the Company authorized and issued 2,500,000 shares of common stock to the lender. The Company recorded an initial debt discount of $7,500 upon the issuance of the notes, with subsequent amortization of debt discount totaling $3,647.

During the quarter ended September 30, 2025, the Company entered into an agreement to issue a convertible note payable with two officers of the Company. The note carries an aggregate principal balance of $50,000 and accrues interest at a rate of 10% per annum. The note matures in August 2027. Additionally, the note offers the option for conversion into common shares of the Company at the discretion of the holder, with a conversion rate of $0.25 per share. As of March 31, 2026 and September 30, 2025, the total balance of promissory notes payable stood at $53,329 and $50,836, inclusive of accrued interest totaling $3,329 and $836, respectively. Moreover, the exchange obligation associated with these notes amounted to 213,316 and 203,344 shares of common stock, respectively. In return for providing the loan, the Company authorized and issued 5,000,000 shares of common stock to the lender. The Company recorded an initial debt discount of $1,500 upon the issuance of the notes, with subsequent amortization of debt discount totaling $477.

During the quarter ended December 31, 2025, the Company entered into an agreement to issue a convertible note payable with two officers of the Company. The note carries an aggregate principal balance of $50,000 and accrues interest at a rate of 10% per annum. The note matures in October 2027. Additionally, the note offers the option for conversion into common shares of the Company at the discretion of the holder, with a conversion rate of $0.25 per share. As of March 31, 2026 and September 30, 2025, the total balance of promissory notes payable stood at $52,493 and $0, inclusive of accrued interest totaling $2,493 and $0, respectively. Moreover, the exchange obligation associated with these notes amounted to 209,972 and 0 shares of common stock, respectively. In return for providing the loan, the Company authorized and issued 5,000,000 shares of common stock to the lender. The Company recorded an initial debt discount of $500 upon the issuance of the notes, with subsequent amortization of debt discount totaling $110.

Notes Payable and Other Loans

During 2015 and 2016, the Company executed promissory notes payable with six individuals with an aggregate principal balance of $60,000. The notes were due on demand and included interest at 10%. As of March 31, 2026 and September 30, 2025, the total promissory notes payable balance was $123,718 and $120,726 including accrued interest of $63,718 and $60,726, respectively. On January 15, 2019, the holder of a note with a principal balance of $10,000 made demand for payment. To date, the note has not been paid.

On September 11, 2023, Ausquartz Sands Pty Ltd entered into a Loan Agreement with GVB GmbH for $250,000, with a fixed annual interest rate of 2.15% and a maturity date of August 31, 2025. This liability was assumed by the Company following its acquisition of Ausquartz Group Holdings Pty Ltd on July 28, 2024. As of March 31, 2026 and September 30, 2025, the total notes payable balance was $263,887 and $261,207, including interest of $13,887 and $11,207, respectively.

Related Party Loans

On February 28, 2023, the Company entered into a Promissory Loan Note with MI Labs Pty Ltd, in the amount of US$50,000 (of which $46,043 was received by the company as of March 31, 2026) with a maturity date of February 28, 2024. The loan will accrue interest at the rate 10% per annum.

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

NOTE 6 – RELATED PARTY

Due to related party

MI Labs Pty Ltd, a management company controlled by Mr. Jason May, the Company’s Chief Executive Officer and a Company Director, provides management services to the Company for which the Company is charged $25,000 monthly. During the three months ended March 31, 2026, the Company incurred charges to operations of $75,000 with respect to this arrangement.

Sativus Investments, a management company controlled by Mr. Paul Saffron, the Company’s Chief Operations Officer, provides management services to the Company for which the Company is charged $30,000 monthly. During the three months ended March 31, 2026, the Company incurred charges to operations of $90,000 with respect to this arrangement.

Parallel40 LLC, a management company controlled by Ms. Kristi Steele and Mr. David Hare, the Company’s Chief Sustainability Officers, provides management services to the Company for which the Company was charged $30,000 monthly. During the three months ended March 31, 2026, the Company incurred charges to operations of $90,000 with respect to this arrangement.

Russell Krause, the Chief Executive Officer for Ausquartz Group Holdings Pty Ltd, provides management services to the Company for which the Company was charged $25,000 monthly. During the three months ended March 31, 2026, the Company incurred charges to operations of $75,000 with respect to this arrangement.

Haminerals Pty Ltd, a management company controlled by Mr. Andrew Hamilton, the Company’s Chief Operations Officer (Australia), provides management services to the Company for which the Company was charged $20,000 monthly. During the three months ended March 31, 2026, the Company incurred charges to operations of $60,000 with respect to this arrangement.

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

STR Ventures is considered a related party of the Company due to its ownership of more than 5% of the Company’s outstanding stock. As of the period ended March 31, 2026, the Company owed STR Ventures $465,300 in accrued consulting fees. These fees relate to ongoing consulting services provided by STR Ventures under the terms of an existing consulting agreement.

Stock based compensation

During the quarter ended March 31, 2026 and the year ended September 30, 2025, stock-based compensation expense relating to directors, officers, affiliates and related parties was $288,000 (-29,600,000 shares) and $274,450 (54,500,000 shares), respectively.

NOTE 7 – STOCKHOLDERS’ EQUITY

There were no new common shares were issued during the six- month period ending March 31, 2026. The Company has a total of 5,778,367 shares that remain approved, reserved and outstanding and not yet issued by the Transfer Agent at March 31, 2026.

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

As consideration for their fundraising activities and contributions to the Company, the Company granted 8,000,000 shares of common stock to Parallel 40 LLC as compensation for services rendered during the fiscal year ending September 30, 2026. These shares were issued in the third quarter of fiscal year 2026.

On October 22, 2025, the Company entered into a convertible loan agreement with an investor. Pursuant to the terms of the agreement, the Company agreed to issue 5,000,000 shares of common stock to the noteholder. The shares were valued at a fair value of $500, based on the market price of $0.0001 per share on the date of the loan agreement. These shares were issued in the third quarter of fiscal year 2026.

On October 22, 2025, the Company entered into a convertible loan agreement with an investor. Pursuant to the terms of the agreement, the Company agreed to issue 5,000,000 shares of common stock to the noteholder. The shares were valued at a fair value of $500, based on the market price of $0.0001 per share on the date of the loan agreement. These shares were issued in the third quarter of fiscal year 2026.

On November 19, 2025, the Company entered into a debt conversion agreement with a related party, the Chief Operating Officer/USA, to settle outstanding obligations totaling $645,000. Pursuant to the terms of the agreement, the Company agreed to issue 43,000,000 shares of common stock to the related party in full satisfaction of the debt. The shares were valued at a fair value of $460,100, based on the market price of $0.0107 per share on the date of the agreement. The carrying amount of the debt exceeded the fair value of the shares to be issued by $184,900; however, due to the related-party nature of the transaction, no gain or loss was recognized in the Company’s statement of operations. As of this filing date, these shares were recorded as stock payable within the shareholders’ equity, pending issuance. Upon issuance of the shares, the difference between the carrying amount of the debt and the fair value of the shares will be recorded as an adjustment to additional paid-in capital.

On December 2, 2025, the Company entered into a loan extension and amendment agreement with an investor. Pursuant to the terms of the agreement, the Company agreed to issue 466,212 shares of common stock to the noteholder. The shares were valued at a fair value of $6,667, based on the market price of $0.0143 per share on the date of the loan agreement. These shares were issued in the third quarter of fiscal year 2026.

On December 2, 2025, the Company entered into a loan extension and amendment agreement with an investor. Pursuant to the terms of the agreement, the Company agreed to issue 608,233 shares of common stock to the noteholder. The shares were valued at a fair value of $8,698, based on the market price of $0.0143 per share on the date of the loan agreement. These shares were issued in the third quarter of fiscal year 2026.

On December 3, 2025, the Company entered into a debt conversion agreement with a consultant to settle outstanding obligations totaling $130,000. Pursuant to the terms of the agreement, the Company agreed to issue 12,380,952 shares of common stock to the consultant in full satisfaction of the debt. The shares were valued at a fair value of $172,095, based on the market price of $0.0139 per share on the date of the agreement. As a result, the Company recognized a loss on debt settlement of $42,095, representing the excess of the fair value of the shares to be issued over the carrying amount of the debt. As of this filing date, these shares were recorded as stock payable within the shareholders’ equity, pending issuance.

On December 3, 2025, the Company entered into a debt conversion agreement with a consultant to settle outstanding obligations totaling $4,200. Pursuant to the terms of the agreement, the Company agreed to issue 420,000 shares of common stock to the consultant in full satisfaction of the debt. The shares were valued at a fair value of $5,838, based on the market price of $0.0139 per share on the date of the agreement. As a result, the Company recognized a loss on debt settlement of $1,638, representing the excess of the fair value of the shares to be issued over the carrying amount of the debt. As of this filing date, these shares were recorded as stock payable within the shareholders’ equity, pending issuance.

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

Pursuant to a Share Purchase Agreement entered into between the Company’s subsidiary, The Quartz & Silicon Materials Company Pty Ltd., and an investor, the Company issued 80,000 shares of its common stock to such investor. These shares were issued in the third quarter of fiscal year 2026.

On December 29, 2025, the Company entered into a share purchase agreement with a shareholder to issue 10,000,000 shares of common stock for cash at a purchase price of $0.0067 per share. These shares were issued in the third quarter of fiscal year 2026.

On December 29, 2025, the Company entered into a share purchase agreement with a shareholder to issue 1,000,000 shares of common stock for cash at a purchase price of $0.0067 per share. These shares were issued in the third quarter of fiscal year 2026.

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

On January 14, 2026, the Company filed Articles of Amendment to its Articles of Incorporation with the Colorado Secretary of State to increase the number of authorized shares of the Company’s common stock from 800,000,000 shares, par value $0.00001 per share, to 1,500,000,000 shares, par value $0.0001 per share. The amendment was approved by the Company’s Board of Directors and became effective upon filing with the Colorado Secretary of State

On January 31, 2026, the Company entered into a debt conversion agreement with a consultant to settle outstanding obligations totaling $1,020. Pursuant to the terms of the agreement, the Company agreed to issue 51,000 shares of common stock to the consultant in full satisfaction of the debt. The shares were valued at a fair value of $1,148, based on the market price of $0.0225 per share on the date of the agreement. As a result, the Company recognized a loss on debt settlement of $128, representing the excess of the fair value of the shares to be issued over the carrying amount of the debt. As of this filing date, these shares were recorded as stock payable within the shareholders’ equity, pending issuance.

Pursuant to the terms of a services agreement executed on February 1, 2026, the Company granted 2,400,000 shares of common stock to Mr. Arnold Sock. As of this filing date, these shares were recorded as stock payable within the shareholders’ equity, pending issuance.

On February 11, 2026, the Company entered into a debt conversion agreement with a consultant to settle outstanding obligations totaling $112,500. Pursuant to the terms of the agreement, the Company agreed to issue 7,500,000 shares of common stock to the consultant in full satisfaction of the debt. The shares were valued at a fair value of $6,000, based on the market price of $0.0008 per share on the date of the agreement. As a result, the Company recognized a gain on debt settlement of $106,500, representing the excess of the carrying amount of the debt over the fair value of the shares to be issued. As of this filing date, these shares were recorded as stock payable within the shareholders’ equity, pending issuance.

On February 25, 2026, 50,000,000 shares of common stock were returned from the holder and cancelled. No value was exchanged for these shares.

On March 12, 2026, the Company entered into a debt conversion agreement with a related party, the Chief Executive Officer/Ausquartz Group Holdings, to settle outstanding obligations totaling $65,000. Pursuant to the terms of the agreement, the Company agreed to issue 13,000,000 shares of common stock to the related party in full satisfaction of the debt. The shares were valued at a fair value of $14,300, based on the market price of $0.0011 per share on the date of the agreement. The carrying amount of the debt exceeded the fair value of the shares to be issued by $50,700; however, due to the related-party nature of the transaction, no gain or loss was recognized in the Company’s statement of operations. As of this filing date, these shares were recorded as stock payable within the shareholders’ equity, pending issuance. Upon issuance of the shares, the difference between the carrying amount of the debt and the fair value of the shares will be recorded as an adjustment to additional paid-in capital.

Non-Controlling Interest

Wafer Manufacturing Corporation (“WMC”) is a consolidated joint venture in which the Company holds a 75% ownership interest. The remaining 25% is owned by a non-controlling interest. As a majority owner, the Company consolidates WMC’s financial results in its consolidated financial statements.

For the quarter ended March 31, 2026, the Company recorded a gain of $249 attributable to the non-controlling interest in WMC, representing the portion of WMC’s net loss allocable to the minority ownership.

During the six-month period ended March 31, 2026, the Company sold additional shares of its subsidiary, The Quartz & Silicon Materials Company Pty Ltd. (“QSM/AU”), resulting in third-party investors holding a total of 45.57% of the subsidiary’s outstanding equity and an increase in non-controlling interest. In connection with the transaction, $3,490 was recorded as non-controlling interest within stockholders’ equity, representing the ownership interest attributable to the minority shareholders.

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

As of March 31, 2026, the balance sheet includes a ROU asset of $85,329 and lease liabilities of $89,590 related to this lease.

The future minimum payments on operating leases for each of the next two years and in the aggregate amount to the following:

In USD
2026	$$27,554
2027	62,036
Total operating lease liabilities	$$89,590

Rent expense for the period ended March 31, 2026 and September 30, 2025 was $28,088 and $63,607, respectively, and is included in “General and Administrative” expenses on the related statements of operations.

Finance Leases

As of March 31, 2026 and March 31, 2025, the Company had no finance leases.

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

NOTE 10 – SUBSEQUENT EVENTS

Pursuant to a Share Purchase Agreement entered into between the Company’s subsidiary, The Quartz & Silicon Materials Company Pty Ltd., and an investor, the Company issued 200,000 shares of its common stock to such investor. These shares were issued in the third quarter of fiscal year 2026.

Pursuant to a Share Purchase Agreement entered into between the Company’s subsidiary, The Quartz & Silicon Materials Company Pty Ltd., and an investor, the Company issued 200,000 shares of its common stock to such investor. These shares were issued in the third quarter of fiscal year 2026.

Pursuant to the terms of a debt conversion agreement, the Company issued 519,444 shares in the third quarter of the fiscal year 2026.

Pursuant to the terms of a convertible note agreement, the Company issued 5,000,000 shares of its common stock to the noteholder. These shares were issued in the third quarter of fiscal year 2026.

Pursuant to the terms of a convertible note agreement, the Company issued 5,000,000 shares of its common stock to the noteholder. These shares were issued in the third quarter of fiscal year 2026.

The Company granted 8,000,000 shares of common stock as compensation for services rendered during the fiscal year ending September 30, 2026. These shares were issued in the third quarter of fiscal year 2026.

Pursuant to the terms of a loan extension agreement, the Company issued 466,212 shares of its common stock to the noteholder. These shares were issued in the third quarter of fiscal year 2026.

Pursuant to the terms of a loan extension agreement, the Company issued 608,233 shares of its common stock to the noteholder. These shares were issued in the third quarter of fiscal year 2026.

Pursuant to a Share Purchase Agreement entered into between the Company’s subsidiary, The Quartz & Silicon Materials Company Pty Ltd., and an investor, the Company issued 80,000 shares of its common stock to such investor. These shares were issued in the third quarter of fiscal year 2026.

Pursuant to the terms of a share purchase agreement, the Company issued 10,000,000 shares of its common stock to the investor. These shares were issued in the third quarter of fiscal year 2026.

Pursuant to the terms of a share purchase agreement, the Company issued 1,000,000 shares of its common stock to the investor. These shares were issued in the third quarter of fiscal year 2026.

Pursuant to the terms of a debt conversion agreement, the Company has agreed to issue 10,000,000 shares of common stock. As of this filing date, the shares have been approved but remain unissued.

Pursuant to the terms of a share purchase agreement, the Company has agreed to issue 20,000,000 shares of common stock. As of this filing date, the shares have been approved but remain unissued.

The Company has evaluated events occurring subsequent to March 31, 2026 through to the date these financial statements were issued and has identified no additional events requiring disclosure.

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

Results of Operations

For the fiscal quarters ended March 31, 2026 and 2025, we generated no revenues, and thus no cost of sales or gross profits.

For the fiscal quarter ended March 31, 2026 and 2025, we incurred $931,157 and $611,291 respectively in operating expenses.

For the fiscal quarter ended March 31, 2026 we recorded interest expense of $57,884, while in the fiscal quarter ended March 31, 2025 we incurred expenses of $35,327. Both items are represented by accrued interest on debt. Other income/(expense) of $48,527 was incurred in the fiscal quarter, March 31, 2026, and $34,185 in fiscal quarter, March 31, 2025.

For the six months ended March 31, 2026, we reported net loss before taxes of $882,630, while in the six months ended March 31, 2025, we reported a net loss before taxes of $1,688,093.

For the periods ended March 31, 2026 and September 30, 2025, our cash positions were $108,942 and $57,365, respectively.

As of March 31, 2026, we had total current liabilities of $4,993,563 while as of September 30, 2025, we had total current liabilities of $4,817,878 an increase of about 4%. Accrued interest payable increased from $248,881 to $293,286. Related party debt increased from $1,836,248 to $1,858,231 during the period.

Liquidity and Capital Resources

As of March 31, 2026, we had $120,715 in total current assets and $4,993,563 in total current liabilities. Accordingly, we had a working capital deficit of $4,872,848.

Cash used in operating activities was $320,780 for the six months ended March 31, 2026, as compared to $266,443 cash used in operating activities for the six months ended March 31, 2025.

Cash used in investing activities was $13,221 for the six months ended March 31, 2026, as compared to $0 cash used in investing activities for the six months ended March 31, 2025.

Net cash provided by financing activities was $176,051 for the six months ended March 31, 2026, as compared to $319,283 for the quarter ended March 31, 2025.

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

GRAPHENE & SOLAR TECHNOLOGIES LIMITED

Date: May 15, 2026	By:	/s/ Jason May
Chief Executive Officer and Director