Form 10-Q
period 2026-06-30
Graphene & Solar Technologies Ltd
filed 2026-08-14
CIK 1497649

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2026

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

As of August 12, 2026, the registrant had 739,928,268 outstanding shares of common stock.

GRAPHENE & SOLAR TECHNOLOGIES LIMITED

FORM 10-Q

GRAPHENE & SOLAR TECHNOLOGIES LIMITED

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2026	September 30,
	(Unaudited)	2025
Assets
Current Assets:
Cash	$50,047	$57,365
Prepaid expenses	11,815	11,355
Total Current Assets	61,862	68,720
Other Assets:
Furniture and equipment, net of depreciation $96,087 and $89,418	17,198	19,465
Other Receivable	57,762	1,645
Other Assets	118,251	116,192
Right of Use Asset	72,266	107,024
Total Assets	$327,339	$313,046

Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable and other payable	$2,391,996	$1,866,742
Accrued interest payable	315,323	248,881
Due to related party	1,582,547	1,836,248
Lease Liability	59,396	59,834
Notes payable – $60,000 in default, at 06/30/26 and 09/30/25	322,520	312,316
Notes payable – related party	95,809	94,804
Convertible notes payable, net of discount $73,977 and $117,185	308,737	184,828
Convertible notes payable – related party, net of discount $21,757 and $58,452	300,920	214,225
Total Current Liabilities	5,377,248	4,817,878

Lease Liability	16,855	51,861
Total Liabilities	$5,394,103	$4,869,739

Stockholders’ Deficit
Preferred stock: 10,000,000 shares authorized; $0.00001 par value; no shares issued and outstanding	—	—
Common stock: 1,500,000,000 shares authorized; $0.00001 par value; 739,928,268 and 679,194,059 shares issued and outstanding	7,400	7,262
Additional paid-in capital	70,521,654	69,708,061
Stock Receivable	(795,000)	(795,000)
Stock Payable	8,028,782	606,635
Accumulated deficit	(83,005,074)	(74,320,226)
Accumulated other comprehensive income	255,537	239,991
Non-Controlling Interest	(80,063)	(3,416)
Total Stockholders’ Deficit	(5,066,764)	(4,556,693)
Total Liabilities and Stockholders’ Deficit	$327,339	$313,046

The accompanying notes are an integral part of these consolidated financial statements.

GRAPHENE & SOLAR TECHNOLOGIES LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ending June 30,		Nine Months Ending June 30,
	2026	2025	2026	2025

Revenue	$—	$—	$—	$—

Operating Expenses:
Professional Services	5,627,476	785,329	7,177,078	2,279,549
General and administrative	509,110	18,545	650,536	101,380
Total operating expenses	6,136,586	803,874	7,827,614	2,380,929

Loss from operations	(6,136,586)	(803,874)	(7,827,614)	(2,380,929)

Other Income (Expense):
Other income (expense)	631	(5)	669	(56,119)
Interest expense	(61,151)	(73,837)	(178,127)	(128,761)
Gain on extinguishment of debt	—	—	106,500	—
Loss on extinguishment of debt	(820,000)	—	(863,861)	—
Total Other Income (Expense)	(880,520)	(73,842)	(934,819)	(184,880)

Net Income (Loss) from continuing operations	$(7,017,106)	$(877,716)	$(8,762,433)	$(2,565,809)

Net Loss from discontinued operations	—	—	—	—

Net Income (Loss)	$(7,017,106)	$(877,716)	$(8,762,433)	$(2,565,809)

Net Loss attributed to non-controlling interest	$73,846	$29	$77,585	$428

Net Loss attributed to Graphene & Solar Technologies Ltd.	$(6,943,260)	$(877,687)	$(8,684,848)	$(2,565,381)

Other Comprehensive Income	$(128,116)	$(40,851)	$15,546	$48,597

Net Comprehensive Loss	$(7,071,376)	$(918,538)	$(8,669,302)	$(2,516,784)

Net Loss available to common shareholders	$(7,071,376)	$(918,538)	$(8,669,302)	$(2,516,784)

Income (Loss) per share:
Basic and diluted	$(0.01)	$(0.00)	(0.01)	$(0.00)
Weighted average shares outstanding	901,872,827	684,016,586	853,526,404	649,041,287

The accompanying notes are an integral part of these consolidated financial statements.

GRAPHENE & SOLAR TECHNOLOGIES LIMITED

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

(Unaudited)

Three and Nine Months Ended June 30, 2026 and 2025

	Common Stock		Additional	Stock	Stock	Non-Controlling	Accumulated	Accumulated Comprehensive	Stockholders’
	Shares	Amount	Paid-in	Receivable	Payable	Interest	Deficit	Income	Deficit
Balance September 30, 2025	726,194,059	7,262	69,708,061	(795,000)	606,635	(3,416)	(74,320,226)	239,991	(4,556,693)
Shares issued for cash	—	—	—	—	76,051	—	—	—	76,051
Stock-based compensation	—	—	—	—	48,015	—	—	—	48,015
Debt Discount on Notes Payable	—	—	—	—	1,000	—	—	—	1,000
Shares issued for Debt Extinguishment	—	—	—	—	177,934	—	—	—	177,934
Settlement of Related Party Debt	—	—	251,853	—	503,147	—	—	—	755,000
Sale of Subsidiary Shares	—	—	11,699	—	—	1,519	—	—	13,218
Foreign currency translation adjustment	—	—	—	—	—	(30)	—	(171,392)	(171,422)
Other comprehensive income, net of tax	—		—	—	—	(3,807)	(858,890)	—	(862,697)
Balance December 31, 2025	726,194,059	7,262	69,971,613	(795,000)	1,412,782	(5,734)	(75,179,116)	68,599	(4,519,594)
Stock-based compensation	—	—	—	—	334,184	—	—	—	334,184
Shares Returned and Cancelled	(50,000,000)	(500)	500	—	—	—	—	—	—
Shares issued for Debt Extinguishment	—	—	—	—	7,148	—	—	—	7,148
Settlement of Related Party Debt	—	—	50,700	—	14,300	—	—	—	65,000
Sale of Subsidiary Shares	—	—	3	—	—	—	—	—	3
Foreign currency translation adjustment	—	—	—	—	—	414	—	315,054	315,468
Other comprehensive income, net of tax	—		—	—	—	68	(882,698)	—	(882,630)
Balance March 31, 2026	676,194,059	6,762	70,022,816	(795,000)	1,768,414	(5,252)	(76,061,814)	383,653	(4,680,421)
Shares issued for cash	41,000,000	410	287,899	—	(73,650)	—	—	—	214,659
Stock-based compensation	12,214,765	123	20,982	—	54,226	—	—	—	75,331
Debt Discount on Notes Payable	10,000,000	100	900	—	29,000	—	—	—	30,000
Shares issued for Debt Extinguishment	519,444	5	203	—	919,792	—	—	—	920,000
Settlement of Related Party Debt	—	—	—	—	5,331,000	—	—		5,331,000
Sale of Subsidiary Shares	—	—	188,854	—	—	(965)	—		187,889
Foreign currency translation adjustment	—	—	—	—	—	—	—	(128,116)	(128,116)
Other comprehensive income, net of tax	—		—	—	—	(73,846)	(6,943,260)	—	(7,017,106)
Balance June 30, 2026	739,928,268	7,400	70,521,654	(795,000)	8,028,782	(80,063)	(83,005,074)	255,537	(5,066,764)

	Common Stock		Additional	Stock	Stock	Non-Controlling	Accumulated	Accumulated Comprehensive	Stockholders’
	Shares	Amount	Paid-in	Receivable	Payable	Interest	Deficit	Income	Deficit
Balance September 30, 2024	569,779,887	5,698	68,769,472	(795,000)	—	(185)	(71,015,630)	198,672	(2,836,973)
Stock-based compensation	53,453,544	535	321,311	—	—	—	—	—	321,846
Debt Discount on Notes Payable	20,000,000	200	94,536	—	—	—	—	—	94,736
Foreign currency translation adjustment	—	—	—	—	—	—	—	102,104	102,104
Other comprehensive income, net of tax	—		—	—	—	(105)	(1,042,512)	—	(1,042,617)
Balance December 31, 2024	643,233,431	6,433	69,185,319	(795,000)	—	(290)	(72,058,142)	300,776	(3,360,904)
Debt Discount on Notes Payable	12,010,628	121	69,169	—	—	—	—	—	69,290
Foreign currency translation adjustment	—	—	—	—	—	—	—	(12,656)	(12,656)
Other comprehensive income, net of tax	—		—	—	—	(294)	(645,182)	—	(645,476)
Balance March 31, 2025	655,244,059	6,554	69,254,488	(795,000)	—	(584)	(72,703,324)	288,120	(3,949,746)
Shares issued for cash	1,000,000	10	9,990	—	13,100	—	—	—	23,100
Stock-based compensation	22,000,000	220	65,780	—	—	—	—	—	66,000
Debt Settlement	22,200,000	222	110,778	—	—	—	—	—	111,000
Debt Discount on Notes Payable	2,500,000	25	7,475	—	—	—	—	—	7,500
Foreign currency translation adjustment	—	—	—	—	—	—	—	(40,851)	(40,851)
Other comprehensive income, net of tax	—		—	—	—	(29)	(877,687)	—	(877,716)
Balance June 30, 2025	702,944,059	7,031	69,567,502	(795,000)	13,100	(613)	(73,581,011)	247,269	(4,541,722)

The accompanying notes are an integral part of these consolidated financial statements.

GRAPHENE & SOLAR TECHNOLOGIES LIMITED

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

For the Nine-Month Period Ended June 30, 2026 and 2025

(Unaudited)

	2026	2025
Cash flows from operating activities
Net Income (loss)	$(8,762,433)	$(2,565,809)
Adjustments to reconcile net income/(loss) to net cash from operating activities:
Stock-based compensation	5,084,761	387,846
Depreciation expense	3,055	246
Amortization of discount	111,604	81,231
Gain on Settlement of Debt	(106,500)	—
Loss on Settlement of Debt	863,861	—
Changes in operating assets and liabilities:
Accounts payable	842,320	349,776
Accrued interest payable	65,982	46,797
Other assets	(1,435)	(175,760)
Other receivables	(56,092)	79,681
Right of use assets	39,091	33,028
Lease liabilities	(39,967)	(32,146)
Due to related parties	1,276,219	1,467,621
Net cash used in operating activities	(679,534)	(327,489)

Cash flows from investing activities
Cash from sale of subsidiary shares	201,110	—
Cash acquired from purchase of subsidiary	—	—
Net cash used in investing activities	201,110	—

Cash flows from financing activities
Proceeds from issuance of common stock	284,480	23,100
Due to Affiliates	—	(1,034)
Issuance of convertible note	80,000	220,106
Issuance of convertible note – related party	50,000	125,000
Proceeds from issuance of debt – related party	1,130	—
Net cash from financing activities	415,610	367,172

Effect of currency translations to cash flow	55,496	1,263
Net change in cash and cash equivalents	(7,318)	40,946
Beginning of period	57,365	1,845
End of period	$50,047	$42,791

Supplemental cash flow information	Quarter ended June 30,
	2026	2025
Interest paid	$—	$—
Taxes	$—	$—
Noncash investing and financing activities:
Settlement of Debt for Common Stock	$347,720	$111,000
Settlement of Related Party Debt	1,530,000	—
Issuance of Common Stock as Debt Discount	31,000	290,517
Cancellation of shares	500	—
Capitalization of Interest	—	9,168

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

Going Concern – The Company has incurred cumulative net losses since inception of $83,005,074 at June 30, 2026. Accordingly, it requires capital to fund working capital deficits and for future operating activities to take place. The Company’s ability to raise new funds through the future issuances of debt or common stock are unknown. The obtainment of additional financing, the successful development of a plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability of the Company to continue its operations is dependent on management’s plans, which include the raising of capital through debt and/or equity markets, with some additional funding from other traditional financing sources, including term notes, until such time that funds provided by operations are sufficient to fund working capital requirements. The Company may need to incur additional liabilities with certain related parties to sustain the Company’s existence. There can be no assurance that the Company will be able to raise any additional capital and therefore raise doubt about the Company’s ability to continue as a going concern.

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

Cash and Cash Equivalents – Cash and cash equivalents are carried at cost and represent cash on hand; demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments. As of June 30, 2026 and September 30, 2025, the Company had $50,047 and $57,365 in cash, respectively, and no cash equivalents.

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

During the three months ended June 30, 2026, the Company issued 9,500,000 shares of the Company’s common stock to members of the Board of Directors, employees, and consultants.

During the nine months ended June 30, 2026, the Company issued an aggregate of 9,500,000 shares of the Company’s common stock to members of the Board of Directors, employees, and consultants.

Total stock-based compensation expense was $5,084,761 for the nine-months ended June 30, 2026 and $390,819 for the year ended September 30, 2025.

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

Other comprehensive income was ($128,116) and $40,851 for the quarters ended June 30, 2026 and 2025, respectively.

Other comprehensive income was $15,546 for the nine months ended June 30, 2026, and other comprehensive income of $48,597 for the nine months ended June 30, 2025.

Accumulated other comprehensive income was $255,537 and $239,991, as of June 30, 2026 and September 30, 2025, respectively.

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

Although the Company has identified geographic regions for purposes of internal review and future revenue analysis, the Company and its subsidiaries have not generated any revenues to date. Accordingly, no geographic revenue information has been presented for the quarter ended June 30, 2026.

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

In accordance with ASC 280, the Company provides the following segment information:

Nine-Month Period Ended June 30, 2026
Revenue	$—

Total Operating Expenses	7,827,614

Loss From Operations	(7,827,614)

Total Other Income (Expense)	(934,819)

Net Income (Loss)	(8,762,433)

Net Loss Attributed to Non-Controlling Interest	77,585

Other Comprehensive Income	15,546

Net Comprehensive Loss	$(8,669,302)

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment as of June 30, 2026 and September 30, 2025 are summarized as follows:

	June 30,	September 30,
	2026	2025
Laboratory and factory equipment	$74,041	$72,041
Computers	4,239	3,999
Furniture and fixtures	35,005	32,843
	113,285	108,883
Less accumulated depreciation	(96,087)	(89,418)
Net property and equipment	$17,198	$19,465

Depreciation expense for the quarter ended June 30, 2026 and the year-end September 30, 2025 were $3,055 and $4,352 respectively.

NOTE 4 – OTHER ASSETS

Other assets consist of the following:

	June 30,	September 30,
	2026	2025
Security deposit – rental bond (Melbourne, Australia)	$16,056	$15,432
Deferred offering costs	100,760	100,760
Preliminary Expenses	1,435	—
Total other assets	$118,251	$116,192

The security deposit represents a rental bond paid in connection with the Company’s commercial lease agreement in Melbourne, Australia. The deposit is refundable at the conclusion of the lease, subject to the terms of the lease agreement.

Deferred offering costs consist of legal, accounting, and other professional fees incurred in connection with anticipated capital raising transactions. As of June 30, 2026, no offering had been completed. These costs have been capitalized in accordance with ASC 340-10 and will be offset against the proceeds of such offerings, if and when they occur.

NOTE 5 – NOTES PAYABLE

The Company’s indebtedness as of June 30, 2026 and September 30, 2025 were as follows:

Description	June 30, 2026	September 30, 2025
Notes payable – $60,000 in default, at 06/30/26 and 09/30/25	$322,520	$312,316
Notes payable – related party	95,809	94,804
Convertible notes payable, net of discount $73,977 and $117,185	$308,737	$184,829
Convertible notes payable – related party, net of discount $21,757 and $58,452	$300,920	$214,225
Total notes payable	$1,027,986	$806,174

Convertible Notes Payable

On June 29, 2012, the Company issued convertible secured notes payable totaling $8,254,500 to a group of private investors. The notes matured on June 30, 2015. The notes, with interest at 15%, were convertible at the discretion of the holders, into common shares of the Company at the rate of $3.31 per share. Unable to make the required interest payment on March 31, 2014, the notes became due on demand. Effective June 17, 2014, with the noteholder approval, the assets securing the convertible notes were sold with the net proceeds of approximately $5,200,000 being distributed to the noteholders. Noteholders were to receive payment for the remaining balance due on the notes in the form of an exchange for the common stock of the Company at the rate of $3.31 per share. As of June 30, 2026, noteholders representing $52,607 in outstanding principal had not requested the exchange of shares of common stock. As of June 30, 2026 and September 30, 2025, the exchange obligation payable was $188,525 and $182,622, including accrued interest of $135,917 and $130,015, respectively. As of June 30, 2026 and September 30, 2025, the exchange obligation was for 56,956 shares and 55,173 shares of common stock, respectively.

On February 1, 2016, the Company issued convertible secured note payable of $30,000 to an individual. The note was due on January 31, 2017 and included interest at 10%. The note was convertible at discretion of the holder into common shares of the Company at the rate of $0.50 per shares. The Company has not extended the maturity date and the note is in default. As of June 30, 2026 and September 30, 2025, the total convertible note payable balance was $61,249 and $59,005, including accrued interest of $31,249 and $29,005 respectively. As of June 30, 2026 and September 30, 2025, the exchange obligation was for 122,498 shares and 118,010 shares of common stock, respectively.

On November 21, 2024, the Company issued a convertible secured note payable of $100,000 to an individual. The note matures on November 21, 2026, and includes interest at 10%. The note is convertible at discretion of the holder into common shares of the Company at the rate of $0.25 per share. As of June 30, 2026 and September 30, 2025, the total convertible note payable balance is $115,808 and $108,329 including accrued interest of $15,808 and $8,329, respectively. As of June 30, 2026 and September 30, 2025, the exchange obligation is for 463,232 shares and 433,316 shares of common stock, respectively. In return for providing the loan, the Company authorized and issued 10,000,000 shares of common stock to the lender. The Company recorded an initial debt discount of $90,000 upon the issuance of the notes, with subsequent amortization of debt discount totaling $72,247.

On January 21, 2025, the Company issued a convertible secured note payable of $100,000 to an individual. The note matures on January 21, 2027, and includes interest at 10%. The note is convertible at discretion of the holder into common shares of the Company at the rate of $0.25 per share. As of June 30, 2026 and September 30, 2025, the total convertible note payable balance is $114,959 and $107,479, including accrued interest of $14,959 and $7,479, respectively. As of June 30, 2026 and September 30, 2025, the exchange obligation is for 459,836 shares and 429,916 shares of common stock, respectively. In return for providing the loan, the Company authorized and issued 10,000,000 shares of common stock to the lender. The Company recorded an initial debt discount of $100,000 upon the issuance of the notes, with subsequent amortization of debt discount totaling $71,918.

On February 26, 2025, the Company issued a convertible secured note payable of $16,665 to an individual. The note matures on February 26, 2027, and includes interest at 10%. The note is convertible at discretion of the holder into common shares of the Company at the rate of $0.25 per share. As of June 30, 2026 and September 30, 2025, the total convertible note payable balance is $19,016 and $17,770, including accrued interest of $2,351 and $1,105, respectively. As of June 30, 2026 and September 30, 2025, the exchange obligation is for 76,064 shares and 71,080 shares of common stock, respectively. In return for providing the loan, the Company authorized and issued 1,666,500 shares of common stock to the lender. The Company recorded an initial debt discount of $2,500 upon the issuance of the notes, with subsequent amortization of debt discount totaling $1,675.

On February 26, 2025, the Company issued a convertible secured note payable of $3,441 to an individual. The note matures on February 26, 2027, and includes interest at 10%. The note is convertible at discretion of the holder into common shares of the Company at the rate of $0.25 per share. As of June 30, 2026 and September 30, 2025, the total convertible note payable balance is $3,927 and $3,669, including accrued interest of $486 and $228, respectively. As of June 30, 2026 and September 30, 2025, the exchange obligation is for 15,708 shares and 14,676 shares of common stock, respectively. In return for providing the loan, the Company authorized and issued 344,128 shares of common stock to the lender. The Company recorded an initial debt discount of $516 upon the issuance of the notes, with subsequent amortization of debt discount totaling $346.

On October 22, 2025, the Company issued a convertible secured note payable of $50,000 to an individual. The note matures on October 22, 2027, and includes interest at 10%. The note is convertible at discretion of the holder into common shares of the Company at the rate of $0.25 per share. As of June 30, 2026 and September 30, 2025, the total convertible note payable balance is $53,740 and $0, including accrued interest of $3,740 and $0, respectively. As of June 30, 2026 and September 30, 2025, the exchange obligation is for 214,960 shares and 0 shares of common stock, respectively. In return for providing the loan, the Company authorized and issued 5,000,000 shares of common stock to the lender. The Company recorded an initial debt discount of $500 upon the issuance of the notes, with subsequent amortization of debt discount totaling $172.

On May 11, 2026, the Company issued a convertible secured note payable of $20,000 to an individual. The note matures on May 11, 2028, and includes interest at 10%. The note is convertible at discretion of the holder into common shares of the Company at the rate of $0.25 per share. As of June 30, 2026 and September 30, 2025, the total convertible note payable balance is $20,005 and $0, including accrued interest of $5 and $0, respectively. As of June 30, 2026 and September 30, 2025, the exchange obligation is for 80,020 shares and 0 shares of common stock, respectively. In return for providing the loan, the Company authorized and issued 2,000,000 shares of common stock to the lender. The Company recorded an initial debt discount of $20,000 upon the issuance of the notes, with subsequent amortization of debt discount totaling $1,368.

On May 11, 2026, the Company issued a convertible secured note payable of $5,000 to an individual. The note matures on May 11, 2028, and includes interest at 10%. The note is convertible at discretion of the holder into common shares of the Company at the rate of $0.25 per share. As of June 30, 2026 and September 30, 2025, the total convertible note payable balance is $5,001 and $0, including accrued interest of $1 and $0, respectively. As of June 30, 2026 and September 30, 2025, the exchange obligation is for 20,004 shares and 0 shares of common stock, respectively. In return for providing the loan, the Company authorized and issued 500,000 shares of common stock to the lender. The Company recorded an initial debt discount of $5,000 upon the issuance of the notes, with subsequent amortization of debt discount totaling $342.

On May 11, 2026, the Company issued a convertible secured note payable of $5,000 to an individual. The note matures on May 11, 2028, and includes interest at 10%. The note is convertible at discretion of the holder into common shares of the Company at the rate of $0.25 per share. As of June 30, 2026 and September 30, 2025, the total convertible note payable balance is $5,001 and $0, including accrued interest of $1 and $0, respectively. As of June 30, 2026 and September 30, 2025, the exchange obligation is for 20,004 shares and 0 shares of common stock, respectively. In return for providing the loan, the Company authorized and issued 500,000 shares of common stock to the lender. The Company recorded an initial debt discount of $5,000 upon the issuance of the notes, with subsequent amortization of debt discount totaling $342.

Convertible Notes Payable – Related Party

During the quarter ended December 31, 2023, the Company entered into an agreement to issue convertible notes payable with an accredited investor. Notably, there exists a professional relationship between the Company and the investor, facilitated by a mutual director serving on the boards of both entities. These notes carry an aggregate principal balance of $55,294 and accrue interest at a rate of 10% per annum. The notes matured in October 2024 and December 2024. Additionally, the notes offer the option for conversion into common shares of the Company at the discretion of the holder, with a conversion rate of $0.10 per share. As of June 30, 2026 and September 30, 2025, the total balance of promissory notes payable stood at $64,035 and $59,899, inclusive of accrued interest totaling $8,741 and $4,605, respectively. Moreover, the exchange obligation associated with these notes amounted to 640,350 and 598,990 shares of common stock, respectively. In return for providing the loan, the Company authorized and issued 1,000,000 shares of common stock to the lender. The Company recorded an initial debt discount of $18,679 upon the issuance of the notes, with subsequent amortization of debt discount totaling $18,679. During the quarter ended December 31, 2024, the Company amended the note to extend the maturity date from October 2024 and December 2024 to December 2025. Additionally, the noteholder agreed to capitalize $5,294 of accrued interest into the principal balance of the note. As consideration for the extension, the Company issued 1,105,884 shares of common stock to the lender, valued at approximately $111, which was recorded as an expense during the period. All other terms of the note remain unchanged. In December 2025, the Company further amended the note to extend the maturity date to May 2026. As consideration for the extension, the Company issued 608,233 shares of common stock to the lender, valued at $8,698, which was recorded as an expense during the period. No other terms of the note were changed. In June 2026, the Company further amended the note to extend the maturity date to August 2026. As consideration for the extension, the Company issued 317,902 shares of common stock to the lender, valued at $23,149, which was recorded as an expense during the period. No other terms of the note were changed.

During the quarter ended March 31, 2024, the Company entered into an agreement to issue a convertible note payable with a director serving on the board. The note carries an aggregate principal balance of $31,161 and accrues interest at a rate of 10% per annum. The note matured in March 2025. Additionally, the note offers the option for conversion into common shares of the Company at the discretion of the holder, with a conversion rate of $0.10 per share. As of June 30, 2026 and September 30, 2025, the total balance of promissory notes payable stood at $36,087 and $33,756, inclusive of accrued interest totaling $4,926 and $2,595, respectively. Moreover, the exchange obligation associated with these notes amounted to 360,870 and 337,560 shares of common stock, respectively. In return for providing the loan, the Company authorized and issued 750,000 shares of common stock to the lender. The Company recorded an initial debt discount of $2,493 upon the issuance of the notes, with subsequent amortization of debt discount totaling $2,493. During the quarter ended December 31, 2024, the Company amended the note to extend the maturity date from March 2025 to December 2025. Additionally, the noteholder agreed to capitalize $3,333 of accrued interest into the principal balance of the note. As consideration for the extension, the Company issued 623,220 shares of common stock to the lender, valued at approximately $62, which was recorded as an expense during the period. All other terms of the note remain unchanged. In December 2025, the Company further amended the note to extend the maturity date to May 2026. As consideration for the extension, the Company issued 342,771 shares of common stock to the lender, valued at $4,902, which was recorded as an expense during the period. No other terms of the note were changed. In June 2026, the Company further amended the note to extend the maturity date to August 2026. As consideration for the extension, the Company issued 179,154 shares of common stock to the lender, valued at $17,915, which was recorded as an expense during the period. No other terms of the note were changed.

During the quarter ended June 30, 2024, the Company entered into an agreement to issue a convertible note payable with a director serving on the board. The note carries an aggregate principal balance of $11,222 and accrues interest at a rate of 10% per annum. The note matured in June 2025. Additionally, the note offers the option for conversion into common shares of the Company at the discretion of the holder, with a conversion rate of $0.10 per share. As of June 30, 2026 and September 30, 2025, the total balance of promissory notes payable stood at $12,996 and $12,157, inclusive of accrued interest totaling $1,774 and $935, respectively. Moreover, the exchange obligation associated with these notes amounted to 129,960 and 121,570 shares of common stock, respectively. In return for providing the loan, the Company authorized and issued 350,000 shares of common stock to the lender. The Company recorded an initial debt discount of $1,116 upon the issuance of the notes, with subsequent amortization of debt discount totaling $1,116. During the quarter ended December 31, 2024, the Company amended the note to extend the maturity date from June 2025 to December 2025. Additionally, the noteholder agreed to capitalize $541 of accrued interest into the principal balance of the note. As consideration for the extension, the Company issued 224,440 shares of common stock to the lender, valued at approximately $22, which was recorded as an expense during the period. All other terms of the note remain unchanged. In December 2025, the Company further amended the note to extend the maturity date to May 2026. As consideration for the extension, the Company issued 123,442 shares of common stock to the lender, valued at $1,765, which was recorded as an expense during the period. No other terms of the note were changed. In June 2026, the Company further amended the note to extend the maturity date to August 2026. As consideration for the extension, the Company issued 64,518 shares of common stock to the lender, valued at $6,452, which was recorded as an expense during the period. No other terms of the note were changed.

During the quarter ended December 31, 2024, the Company entered into an agreement to issue a convertible note payable with two officers of the Company. The note carries an aggregate principal balance of $100,000 and accrues interest at a rate of 10% per annum. The note matures in November 2026. Additionally, the note offers the option for conversion into common shares of the Company at the discretion of the holder, with a conversion rate of $0.25 per share. As of June 30, 2026 and September 30, 2025, the total balance of promissory notes payable stood at $115,808 and $108,329, inclusive of accrued interest totaling $15,808 and $8,329, respectively. Moreover, the exchange obligation associated with these notes amounted to 463,232 and 433,316 shares of common stock, respectively. In return for providing the loan, the Company authorized and issued 10,000,000 shares of common stock to the lender. The Company recorded an initial debt discount of $90,000 upon the issuance of the notes, with subsequent amortization of debt discount totaling $72,370.

During the quarter ended June 30, 2025, the Company entered into an agreement to issue a convertible note payable with two officers of the Company. The note carries an aggregate principal balance of $25,000 and accrues interest at a rate of 10% per annum. The note matures in April 2027. Additionally, the note offers the option for conversion into common shares of the Company at the discretion of the holder, with a conversion rate of $0.25 per share. As of June 30, 2026 and September 30, 2025, the total balance of promissory notes payable stood at $28,123 and $26,253, inclusive of accrued interest totaling $3,123 and $1,253, respectively. Moreover, the exchange obligation associated with these notes amounted to 112,492 and 105,012 shares of common stock, respectively. In return for providing the loan, the Company authorized and issued 2,500,000 shares of common stock to the lender. The Company recorded an initial debt discount of $7,500 upon the issuance of the notes, with subsequent amortization of debt discount totaling $4,582.

During the quarter ended September 30, 2025, the Company entered into an agreement to issue a convertible note payable with two officers of the Company. The note carries an aggregate principal balance of $50,000 and accrues interest at a rate of 10% per annum. The note matures in August 2027. Additionally, the note offers the option for conversion into common shares of the Company at the discretion of the holder, with a conversion rate of $0.25 per share. As of June 30, 2026 and September 30, 2025, the total balance of promissory notes payable stood at $54,575 and $50,836, inclusive of accrued interest totaling $4,575 and $836, respectively. Moreover, the exchange obligation associated with these notes amounted to 218,300 and 203,344 shares of common stock, respectively. In return for providing the loan, the Company authorized and issued 5,000,000 shares of common stock to the lender. The Company recorded an initial debt discount of $1,500 upon the issuance of the notes, with subsequent amortization of debt discount totaling $664.

During the quarter ended December 31, 2025, the Company entered into an agreement to issue a convertible note payable with two officers of the Company. The note carries an aggregate principal balance of $50,000 and accrues interest at a rate of 10% per annum. The note matures in October 2027. Additionally, the note offers the option for conversion into common shares of the Company at the discretion of the holder, with a conversion rate of $0.25 per share. As of June 30, 2026 and September 30, 2025, the total balance of promissory notes payable stood at $53,740 and $0, inclusive of accrued interest totaling $3,740 and $0, respectively. Moreover, the exchange obligation associated with these notes amounted to 214,960 and 0 shares of common stock, respectively. In return for providing the loan, the Company authorized and issued 5,000,000 shares of common stock to the lender. The Company recorded an initial debt discount of $500 upon the issuance of the notes, with subsequent amortization of debt discount totaling $172.

Notes Payable and Other Loans

During 2015 and 2016, the Company executed promissory notes payable with six individuals with an aggregate principal balance of $60,000. The notes were due on demand and included interest at 10%. As of June 30, 2026 and September 30, 2025, the total promissory notes payable balance was $125,214 and $120,726 including accrued interest of $65,214 and $60,726, respectively. On January 15, 2019, the holder of a note with a principal balance of $10,000 made demand for payment. To date, the note has not been paid.

On September 11, 2023, Ausquartz Sands Pty Ltd entered into a Loan Agreement with GVB GmbH for $250,000, with a fixed annual interest rate of 2.15% and a maturity date of August 31, 2025. This liability was assumed by the Company following its acquisition of Ausquartz Group Holdings Pty Ltd on July 28, 2024. As of June 30, 2026 and September 30, 2025, the total notes payable balance was $265,227 and $261,207, including interest of $15,227 and $11,207, respectively.

Related Party Loans

On February 28, 2023, the Company entered into a Promissory Loan Note with MI Labs Pty Ltd, in the amount of US$50,000 (of which $46,043 was received by the company as of June 30, 2026) with a maturity date of February 28, 2024. The loan will accrue interest at the rate 10% per annum.

During July 2023, MI Labs Pty Ltd loaned Ausquartz Sands Pty Ltd US$29,766. The loan is a demand note on zero interest. This liability was assumed by the Company following its acquisition of Ausquartz Group Holdings Pty Ltd on July 28, 2024.

On December 5, 2022, the Company entered into a Promissory Loan Note with Mr. Andrew Liang, in the amount of US$20,000, with a maturity date of December 5, 2023. The loan will accrue interest at the rate of 10% per annum.

NOTE 6 – RELATED PARTY

Due to related party

MI Labs Pty Ltd, a management company controlled by Mr. Jason May, the Company’s Chief Executive Officer and a Company Director, provides management services to the Company for which the Company is charged $25,000 monthly. During the three months ended June 30, 2026, the Company incurred charges to operations of $75,000 with respect to this arrangement.

Sativus Investments, a management company controlled by Mr. Paul Saffron, the Company’s Chief Operations Officer, provides management services to the Company for which the Company is charged $30,000 monthly. During the three months ended June 30, 2026, the Company incurred charges to operations of $90,000 with respect to this arrangement.

Parallel40 LLC, a management company controlled by Ms. Kristi Steele and Mr. David Hare, the Company’s Chief Sustainability Officers, provides management services to the Company for which the Company was charged $30,000 monthly. During the three months ended June 30, 2026, the Company incurred charges to operations of $90,000 with respect to this arrangement.

Russell Krause, the Company’s Chief Commercial Officer and a Company Director, provides management services to the Company for which the Company was charged $25,000 monthly. During the three months ended June 30, 2026, the Company incurred charges to operations of $75,000 with respect to this arrangement.

Haminerals Pty Ltd, a management company controlled by Mr. Andrew Hamilton, the Company’s Chief Operations Officer (Australia), provides management services to the Company for which the Company was charged $20,000 monthly. During the three months ended June 30, 2026, the Company incurred charges to operations of $60,000 with respect to this arrangement.

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

STR Ventures is considered a related party of the Company due to its ownership of more than 5% of the Company’s outstanding stock. As of the period ended June 30, 2026, the Company owed STR Ventures $237,300 in accrued consulting fees. These fees relate to ongoing consulting services provided by STR Ventures under the terms of an existing consulting agreement.

Stock based compensation

During the quarter ended June 30, 2026 and the year ended September 30, 2025, stock-based compensation expense relating to directors, officers, affiliates and related parties was $18,900 (6,000,000 shares) and $274,450 (54,500,000 shares), respectively.

During the nine-month period ended June 30, 2026, the Company settled $1,530,000 of related party payables with 139,333,333 shares valued at $5,848,447. During the year ended September 30, 2025, the Company settled $504,926 of related party payables with 43,422,000 shares valued at $17,369.

NOTE 7 – STOCKHOLDERS’ EQUITY

63,734,209 new common shares were issued during the nine- month period ending June 30, 2026. The Company has a total of 5,778,367 shares that remain approved, reserved and outstanding and not yet issued by the Transfer Agent at June 30, 2026.

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

Pursuant to a Share Purchase Agreement entered into between the Company’s subsidiary, The Quartz & Silicon Materials Company Pty Ltd., and an investor on May 30, 2025, the Company issued 80,000 shares of its common stock to such investor. These shares were issued in the third quarter of fiscal year 2026.

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

On December 9, 2025, the Company entered into a debt conversion agreement with a related party, the Chief Operations Officer/Australia, to settle outstanding obligations totaling $110,000. Pursuant to the terms of the agreement, the Company agreed to issue 7,333,333 shares of common stock to the related party in full satisfaction of the debt. The shares were valued at a fair value of $43,047, based on the market price of $0.0059 per share on the date of the agreement. The carrying amount of the debt exceeded the fair value of the shares to be issued by $66,953; however, due to the related-party nature of the transaction, no gain or loss was recognized in the Company’s statement of operations. As of this filing date, these shares were recorded as stock payable within the shareholders’ equity, pending issuance. Upon issuance of the shares, the difference between the carrying amount of the debt and the fair value of the shares will be recorded as an adjustment to additional paid-in capital.

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

Pursuant to a Share Purchase Agreement entered into between the Company’s subsidiary, The Quartz & Silicon Materials Company Pty Ltd., and certain investors on December 19, 2025, the Company agreed to issue 80,000 shares of its common stock to such investors. These shares were issued in the third quarter of fiscal year 2026.

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

Pursuant to a Share Purchase Agreement entered into between the Company’s subsidiary, The Quartz & Silicon Materials Company Pty Ltd., and an investor on February 27, 2026, the Company issued 200,000 shares of its common stock to such investor. These shares were issued in the third quarter of fiscal year 2026.

Pursuant to a Share Purchase Agreement entered into between the Company’s subsidiary, The Quartz & Silicon Materials Company Pty Ltd., and an investor on March 8, 2026, the Company issued 40,000 shares of its common stock to such investor. These shares were issued in the third quarter of fiscal year 2026.

On March 12, 2026, the Company entered into a debt conversion agreement with a related party, the Chief Commercial Officer, to settle outstanding obligations totaling $65,000. Pursuant to the terms of the agreement, the Company agreed to issue 13,000,000 shares of common stock to the related party in full satisfaction of the debt. The shares were valued at a fair value of $14,300, based on the market price of $0.0011 per share on the date of the agreement. The carrying amount of the debt exceeded the fair value of the shares to be issued by $50,700; however, due to the related-party nature of the transaction, no gain or loss was recognized in the Company’s statement of operations. As of this filing date, these shares were recorded as stock payable within the shareholders’ equity, pending issuance. Upon issuance of the shares, the difference between the carrying amount of the debt and the fair value of the shares will be recorded as an adjustment to additional paid-in capital.

Pursuant to a Share Purchase Agreement entered into between the Company’s subsidiary, The Quartz & Silicon Materials Company Pty Ltd., and an investor on March 17, 2026, the Company issued 320,000 shares of its common stock to such investor. These shares were issued in the third quarter of fiscal year 2026.

Pursuant to a Share Purchase Agreement entered into between the Company’s subsidiary, The Quartz & Silicon Materials Company Pty Ltd., and an investor on March 25, 2026, the Company issued 40,000 shares of its common stock to such investor. These shares were issued in the third quarter of fiscal year 2026.

Pursuant to a Share Purchase Agreement entered into between the Company’s subsidiary, The Quartz & Silicon Materials Company Pty Ltd., and an investor on March 26, 2026, the Company issued 440,000 shares of its common stock to such investor. These shares were issued in the third quarter of fiscal year 2026.

As consideration for their fundraising activities and contributions to the Company, the Company granted 1,000,000 shares of common stock to Novus Capital Nominees Pty Ltd as compensation for services rendered during the fiscal year ending September 30, 2026. These shares were issued in the third quarter of fiscal year 2026.

Pursuant to the terms of a consulting agreement executed on April 1, 2026, the Company granted 3,000,000 shares of common stock to Mr. David Halstead as a sign-on bonus. As of this filing date, these shares were recorded as stock payable within the shareholders’ equity, pending issuance.

On April 6, 2026, the Company entered into a share purchase agreement with a shareholder to issue 20,000,000 shares of common stock for cash at a purchase price of $0.0069 per share. These shares were issued in the third quarter of fiscal year 2026.

On April 14, 2026, the Company entered into a debt conversion agreement with a related party, the Chief Commercial Officer, to settle outstanding obligations totaling $50,000. Pursuant to the terms of the agreement, the Company agreed to issue 10,000,000 shares of common stock to the related party in full satisfaction of the debt. The shares were valued at a fair value of $51,000, based on the market price of $0.0051 per share on the date of the agreement. The fair value of the shares exceeded the carrying amount of the debt by $1,000. This excess was recognized as stock-based compensation expense to a related party, as the shares issued represented additional compensation to the Chief Commercial Officer beyond settlement of the outstanding obligation. As of this filing date, these shares were recorded as stock payable within the shareholders’ equity, pending issuance.

Pursuant to the terms of a consulting agreement executed on April 15, 2026, the Company granted 3,000,000 shares of common stock to Ms. Theresa Jester as a sign-on bonus. As of this filing date, these shares were recorded as stock payable within the shareholders’ equity, pending issuance.

On May 6, 2026, the Company entered into a share purchase agreement with a shareholder to issue 10,000,000 shares of common stock for cash at a purchase price of $0.0072 per share. These shares were issued in the third quarter of fiscal year 2026.

On May 11, 2026, the Company entered into a convertible loan agreement with an investor. Pursuant to the terms of the agreement, the Company agreed to issue 2,000,000 shares of common stock to the noteholder. The shares were valued at a fair value of $100,200, based on the market price of $0.0501 per share on the date of the loan agreement. As of this filing date, these shares were recorded as stock payable within the shareholders’ equity, pending issuance.

On May 11, 2026, the Company entered into a convertible loan agreement with an investor. Pursuant to the terms of the agreement, the Company agreed to issue 500,000 shares of common stock to the noteholder. The shares were valued at a fair value of $25,050, based on the market price of $0.0501 per share on the date of the loan agreement. As of this filing date, these shares were recorded as stock payable within the shareholders’ equity, pending issuance.

On May 11, 2026, the Company entered into a convertible loan agreement with an investor. Pursuant to the terms of the agreement, the Company agreed to issue 500,000 shares of common stock to the noteholder. The shares were valued at a fair value of $25,050, based on the market price of $0.0501 per share on the date of the loan agreement. As of this filing date, these shares were recorded as stock payable within the shareholders’ equity, pending issuance.

On June 2, 2026, the Company entered into a loan extension and amendment agreement with an investor. Pursuant to the terms of the agreement, the Company agreed to issue 243,673 shares of common stock to the noteholder. The shares were valued at a fair value of $23,149, based on the market price of $0.0950 per share on the date of the loan agreement. As of this filing date, these shares were recorded as stock payable within the shareholders’ equity, pending issuance.

On June 2, 2026, the Company entered into a loan extension and amendment agreement with an investor. Pursuant to the terms of the agreement, the Company agreed to issue 317,902 shares of common stock to the noteholder. The shares were valued at a fair value of $30,201, based on the market price of $0.0950 per share on the date of the loan agreement. As of this filing date, these shares were recorded as stock payable within the shareholders’ equity, pending issuance.

Pursuant to a Share Purchase Agreement entered into between the Company’s subsidiary, The Quartz & Silicon Materials Company Pty Ltd., and an investor on June 2, 2026, the Company issued 40,320 shares of its common stock to such investor. These shares were issued in the third quarter of fiscal year 2026.

On June 14, 2026, the Company entered into a debt conversion agreement with a related party, the Chief Executive Officer, to settle outstanding obligations totaling $100,000. Pursuant to the terms of the agreement, the Company agreed to issue 10,000,000 shares of common stock to the related party in full satisfaction of the debt. The shares were valued at a fair value of $800,000, based on the market price of $0.08 per share on the date of the agreement. The fair value of the shares exceeded the carrying amount of the debt by $700,000. This excess was recognized as stock-based compensation expense to a related party, as the shares issued represented additional compensation to the Chief Executive Officer beyond settlement of the outstanding obligation. As of this filing date, these shares were recorded as stock payable within the shareholders’ equity, pending issuance.

On June 14, 2026, the Company entered into a debt conversion agreement with a related party, the Chief Commercial Officer, to settle outstanding obligations totaling $50,000. Pursuant to the terms of the agreement, the Company agreed to issue 5,000,000 shares of common stock to the related party in full satisfaction of the debt. The shares were valued at a fair value of $400,000, based on the market price of $0.08 per share on the date of the agreement. The fair value of the shares exceeded the carrying amount of the debt by $350,000. This excess was recognized as stock-based compensation expense to a related party, as the shares issued represented additional compensation to the Chief Commercial Officer beyond settlement of the outstanding obligation. As of this filing date, these shares were recorded as stock payable within the shareholders’ equity, pending issuance.

On June 14, 2026, the Company entered into a debt conversion agreement with a related party, the Chief Operating Officer/USA, to settle outstanding obligations totaling $210,000. Pursuant to the terms of the agreement, the Company agreed to issue 21,000,000 shares of common stock to the related party in full satisfaction of the debt. The shares were valued at a fair value of $1,680,000, based on the market price of $0.08 per share on the date of the agreement. The fair value of the shares exceeded the carrying amount of the debt by $1,470,000. This excess was recognized as stock-based compensation expense to a related party, as the shares issued represented additional compensation to the Chief Operating Officer/USA beyond settlement of the outstanding obligation. As of this filing date, these shares were recorded as stock payable within the shareholders’ equity, pending issuance.

On June 14, 2026, the Company entered into a debt conversion agreement with a related party, the Interim Chief Financial Officer, to settle outstanding obligations totaling $300,000. Pursuant to the terms of the agreement, the Company agreed to issue 30,000,000 shares of common stock to the related party in full satisfaction of the debt. The shares were valued at a fair value of $2,400,000, based on the market price of $0.08 per share on the date of the agreement. The fair value of the shares exceeded the carrying amount of the debt by $2,100,000. This excess was recognized as stock-based compensation expense to a related party, as the shares issued represented additional compensation to the Interim Chief Financial Officer beyond settlement of the outstanding obligation. As of this filing date, these shares were recorded as stock payable within the shareholders’ equity, pending issuance.

On June 14, 2026, the Company entered into a debt conversion agreement with a consultant to settle outstanding obligations totaling $100,000. Pursuant to the terms of the agreement, the Company agreed to issue 10,000,000 shares of common stock to the consultant in full satisfaction of the debt. The shares were valued at a fair value of $920,000, based on the market price of $0.092 per share on the date of the agreement. The fair value of the shares exceeded the carrying amount of the debt by $820,000. This excess was recognized as a gain(loss) debt extinguishment expense. As of this filing date, these shares were recorded as stock payable within the shareholders’ equity, pending issuance.

Pursuant to a Share Purchase Agreement entered into between the Company’s subsidiary, The Quartz & Silicon Materials Company Pty Ltd., and an investor on June 17, 2026, the Company agreed to issue 20,000 shares of its common stock to such investor. As of this filing date, the shares have been approved but remain unissued.

Pursuant to the terms of a consulting agreement, the Company granted 500,000 shares of common stock to Mr. Stuart Allen as compensation for services rendered during the fiscal year ending September 30, 2025. These shares were issued in the third quarter of fiscal year 2026.

Pursuant to a Share Purchase Agreement entered into between the Company’s subsidiary, The Quartz & Silicon Materials Company Pty Ltd., and an investor on September 3, 2025, the Company issued 200,000 shares of its common stock to such investor. These shares were issued in the third quarter of fiscal year 2026.

Pursuant to a Share Purchase Agreement entered into between the Company’s subsidiary, The Quartz & Silicon Materials Company Pty Ltd., and an investor on September 3, 2025, the Company issued 200,000 shares of its common stock to such investor. These shares were issued in the third quarter of fiscal year 2026.

On September 30, 2025, the Company entered into a debt conversion agreement with an investor to settle outstanding obligations totaling $51,944. Pursuant to the terms of the agreement, the Company agreed to issue 519,444 shares of common stock to the investor in full satisfaction of the debt. The shares were valued at a fair value of $208, based on the market price of $0.0004 per share on the date of the agreement. These shares were issued in the third quarter of fiscal year 2026.

Non-Controlling Interest

Wafer Manufacturing Corporation (“WMC”) is a consolidated joint venture in which the Company holds a 75% ownership interest. The remaining 25% is owned by a non-controlling interest. As a majority owner, the Company consolidates WMC’s financial results in its consolidated financial statements.

During the nine-month period ended June 30, 2026, the Company recorded a gain of $171 attributable to the non-controlling interest in WMC, representing the portion of WMC’s net loss allocable to the minority ownership.

Ausquartz Sands Pty Ltd (“AQS”) is a consolidated joint venture held through Ausquartz Group Holdings Pty Ltd (“AGH”), an indirect subsidiary of the Company held through QSM/US, which owns a 74% interest in AQS. The remaining 26% is owned by a non-controlling interest. As a majority owner, the Company consolidates Ausquartz Sands’ financial results in its consolidated financial statements.

During the nine-month period ended June 30, 2026, the Company recorded a gain of $76,958 attributable to the non-controlling interest in Ausquartz Sands, representing the portion of Ausquartz Sands’ net loss allocable to the minority ownership.

During the nine-month period ended June 30, 2026, the Company sold additional shares of its subsidiary, The Quartz & Silicon Materials Company Pty Ltd. (“QSM/AU”), resulting in third-party investors holding a total of 1.4% of the subsidiary’s outstanding equity and an increase in non-controlling interest. In connection with the transaction, $456 was recorded as non-controlling interest within stockholders’ equity, representing the ownership interest attributable to the minority shareholders.

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

As of June 30, 2026, the balance sheet includes a ROU asset of $72,266 and lease liabilities of $76,251 related to this lease.

The future minimum payments on operating leases for each of the next two years and in the aggregate amount to the following:

In USD
2026	$$16,855
2027	59,396
Total operating lease liabilities	$$76,251

Rent expense for the period ended June 30, 2026 and September 30, 2025 was $114,644 and $63,607, respectively, and is included in “General and Administrative” expenses on the related statements of operations.

Finance Leases

As of June 30, 2026 and June 30, 2025, the Company had no finance leases.

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

Pursuant to the terms of a consulting agreement, the Company granted 250,000 shares of common stock to Brookside Communications Group as compensation for services rendered during the fiscal year ending September 30, 2026. As of this filing date, these shares were recorded as stock payable within the shareholders’ equity, pending issuance.

Pursuant to the terms of a consulting agreement executed on July 1, 2026, the Company granted 6,000,000 shares of common stock to Mr. Charles Wantrup as a sign-on bonus. As of this filing date, these shares were recorded as stock payable within the shareholders’ equity, pending issuance.

Pursuant to the terms of a consulting agreement executed on July 1, 2026, the Company granted 7,000,000 shares of common stock to Mr. Anthony Leigh as a sign-on bonus. As of this filing date, these shares were recorded as stock payable within the shareholders’ equity, pending issuance.

On July 29, 2026, the Company entered into a share purchase agreement with a shareholder to issue 3,000,000 shares of common stock for cash at a purchase price of $0.0696 per share. As of this filing date, these shares were recorded as stock payable within the shareholders’ equity, pending issuance.

The Company has evaluated events occurring subsequent to June 30, 2026 through to the date these financial statements were issued and has identified no additional events requiring disclosure.

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

Results of Operations

For the fiscal quarters ended June 30, 2026 and 2025, we generated no revenues, and thus no cost of sales or gross profits.

For the fiscal quarter ended June 30, 2026 and 2025, we incurred $6,136,586 and $803,874 respectively in operating expenses.

For the fiscal quarter ended June 30, 2026 we recorded interest expense of $61,151, while in the fiscal quarter ended June 30, 2025 we incurred expenses of $73,837. Both items are represented by accrued interest on debt. Other income/(expense) of $631 was incurred in the fiscal quarter, June 30, 2026, and $5 in fiscal quarter, June 30, 2025.

For the nine months ended June 30, 2026, we reported net loss before taxes of $8,762,433, while in the nine months ended June 30, 2025, we reported a net loss before taxes of $2,565,809.

For the periods ended June 30, 2026 and September 30, 2025, our cash positions were $50,047 and $57,365, respectively.

As of June 30, 2026, we had total current liabilities of $5,377,248 while as of September 30, 2025, we had total current liabilities of $4,817,878 an increase of about 9%. Accrued interest payable increased from $248,881 to $315,323. Related party debt decreased from $1,836,248 to $1,582,547 during the period.

Liquidity and Capital Resources

As of June 30, 2026, we had $61,862 in total current assets and $5,377,248 in total current liabilities. Accordingly, we had a working capital deficit of $5,315,386.

Cash used in operating activities was $679,534 for the nine months ended June 30, 2026, as compared to $327,489 cash used in operating activities for the nine months ended June 30, 2025.

Cash used in investing activities was $201,110 for the nine months ended June 30, 2026, as compared to $0 cash used in investing activities for the nine months ended June 30, 2025.

Net cash provided by financing activities was $415,610 for the nine months ended June 30, 2026, as compared to $367,172 for the quarter ended June 30, 2025.

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

GRAPHENE & SOLAR TECHNOLOGIES LIMITED

Date: August 14, 2026	By:	/s/ Jason May
Chief Executive Officer and Director